Form 10-Q
period 2003-09-30
MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2003-11-12
CIK 1169638, 1169640, 1142257, 1142258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

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

EXPLANATORY NOTE

      This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of September 30, 2003, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2003 and 2002	4

	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2003 and 2002	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	28

Signatures		29

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(Dollars and units in thousands)

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Property and equipment	$2,577,640	$3,020,909
Accumulated depreciation	(426,576)	(460,972)

	2,151,064	2,559,937
Restricted cash	38,403	20,365
Investment in affiliate	40,000	40,000
Note receivable from Interstate Hotels & Resorts	—	42,052
Prepaid expenses and other assets	42,437	40,911
Accounts receivable, net of allowance for doubtful accounts of $1,709 and $848	64,469	56,828
Marketable securities (Note 2)	1,000	—
Cash and cash equivalents (Note 2)	270,274	33,889

	$2,607,647	$2,793,982

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,392,032	$1,296,597
Notes payable to MeriStar Hospitality Corporation	337,093	357,505
Accounts payable and accrued expenses	100,324	104,677
Accrued interest	40,185	52,907
Due to Interstate Hotels & Resorts	5,969	10,500
Other liabilities	12,734	15,967

Total liabilities	1,888,337	1,838,153

Minority interests	2,565	2,624
Redeemable OP units at redemption value, 3,312 and 4,195 outstanding	33,535	38,205
Partners’ capital – Common OP Units, 61,119 and 45,231 issued and outstanding	683,210	915,000

	$2,607,647	$2,793,982

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:

Hotel operations:
Rooms	$146,057	$147,548	$455,590	$474,540
Food and beverage	53,660	54,089	181,230	181,174
Other hotel operations	17,570	17,469	56,736	55,174
Office rental, parking and other revenue	3,579	3,309	10,337	12,331

Total revenue	220,866	222,415	703,893	723,219

Hotel operating expenses:
Rooms	40,360	38,259	116,040	114,197
Food and beverage	43,268	41,998	134,257	131,551
Other hotel operating expenses	11,080	10,424	34,119	31,621
Office rental, parking and other expenses	933	740	2,147	2,237

Other operating expenses:
General and administrative	39,426	39,781	121,679	121,936
Property operating costs	37,730	37,287	109,844	109,275
Depreciation and amortization	26,032	28,256	82,849	87,316
Loss on asset impairments	21,000	—	263,377	—
Property taxes, insurance and other	17,816	15,478	57,292	50,268

Operating expenses	237,645	212,223	921,604	648,401

Operating (loss) income	(16,779)	10,192	(217,711)	74,818
Gain on early extinguishments of debt	4,574	—	4,574	—
Change in fair value of non-hedging derivatives, net of swap payments	—	(1,132)	—	(4,211)
Loss on fair value of non-hedging derivatives	—	—	—	(4,735)
Minority interest income (expense)	—	18	(6)	10
Interest expense, net	(36,404)	(33,949)	(106,017)	(102,786)

Loss from continuing operations before income taxes	(48,609)	(24,871)	(319,160)	(36,904)
Income tax benefit	305	591	462	748

Loss from continuing operations	(48,304)	(24,280)	(318,698)	(36,156)

Discontinued operations:
Loss from discontinued operations before income tax (expense) benefit	(2,737)	(6,591)	(22,168)	(1,410)
Income tax benefit (expense)	—	132	(32)	6

Loss from discontinued operations	(2,737)	(6,459)	(22,200)	(1,404)

Net loss	$(51,041)	$(30,739)	$(340,898)	$(37,560)

Preferred distributions	(141)	(141)	(424)	(424)

Net loss applicable to common unitholders	$(51,182)	$(30,880)	$(341,322)	$(37,984)

Net loss applicable to general partner unitholder	$(48,261)	$(28,437)	$(319,974)	$(34,922)

Net loss applicable to limited partner unitholders	$(2,921)	$(2,443)	$(21,348)	$(3,062)

Loss per unit:

Basic and Diluted:
Loss from continuing operations	$(0.96)	$(0.50)	$(6.44)	$(0.75)
Loss from discontinued operations	(0.05)	(0.13)	(0.45)	(0.03)

Net loss per basic and diluted unit	$(1.01)	$(0.63)	$(6.89)	$(0.78)

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(Dollars in thousands)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities:
Net loss	$(340,898)	$(37,560)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,095	93,299
Loss on asset impairments	285,677	—
Loss on sale of assets, before tax effect	2,772	6,403
Gain on early extinguishments of debt	(4,574)	—
Loss on fair value of non-hedging derivatives	—	4,735
Minority interests	6	(10)
Amortization of unearned stock-based compensation	2,380	3,538
Change in value of interest rate swaps	(3,977)	(4,787)
Deferred income taxes	(1,848)	(772)

Changes in operating assets and liabilities:
Accounts receivable	(7,641)	(5,613)
Prepaid expenses and other assets	2,763	(5,051)
Due from/to Interstate Hotels & Resorts	(4,531)	5,762
Accounts payable, accrued expenses, accrued interest and other liabilities	(19,503)	(12,628)

Net cash (used in) provided by operating activities	(5,279)	47,316

Investing activities:
Capital expenditures for property and equipment	(21,826)	(35,824)
Proceeds from sales of assets	74,470	25,150
Purchases of marketable securities	(18,040)	—
Sales of marketable securities	17,040	—
Net payments from (advances to) Interstate Hotels & Resorts	42,052	(7,000)
(Increase) decrease in restricted cash	(18,038)	4,861
Other, net	(299)	—

Net cash provided by (used in) investing activities	75,359	(12,813)

Financing activities:
Principal payments on long-term debt	(179,309)	(313,618)
Proceeds from issuance of long-term debt	271,000	283,138
Deferred financing fees	(7,513)	(3,416)
Contributions from partners	82,920	3,156
Distributions paid to partners	(424)	(2,467)
Purchase of limited partnership unit	(65)	—

Net cash provided by (used in) financing activities	166,609	(33,207)
Effect of exchange rate changes on cash and cash equivalents	(304)	(9)

Net increase in cash and cash equivalents	236,385	1,287
Cash and cash equivalents, beginning of period	33,889	23,441

Cash and cash equivalents, end of period	$270,274	$24,728

Supplemental Cash Flow Information

Cash paid for interest and income taxes:
Interest, net of capitalized interest	$118,739	$110,619

Income taxes	$1,920	$726

See accompanying notes to unaudited consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

1.          Organization

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation (“MeriStar Hospitality,” which is a real estate investment trust, or REIT). We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of September 30, 2003, we owned 101 hotels, with 26,290 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). In October 2003, we sold one hotel with 71 rooms.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

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

      Principles of Consolidation. Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation addresses how to identify variable interest entities and when to consolidate those entities. Consolidation of variable interest entities is required by the primary beneficiary. The interpretation applied immediately to variable interest entities created after January 31, 2003. The initial application of the interpretation did not affect our results of operations or financial condition as we have not obtained an interest in any qualifying entity on or after January 31, 2003. On October 9, 2003, the FASB issued FIN 46-6 which deferred to December 31, 2003 the effective date for applying the interpretation to variable interest entities created before February 1, 2003. We do not expect the application of the second phase of the interpretation to have a material effect on our results of operations or financial condition.

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

      Marketable Securities. We classify investments in equity securities and debt securities with original maturities greater than three months as marketable securities. We record debt securities at amortized cost and equity securities at market value based on quoted market prices. As of September 30, 2003, our marketable securities consisted of investments in debt securities, including commercial paper and agency discount notes. As of September 30, 2003, the securities had a fair value of $1 million.

      Cash and Cash Equivalents. We classify investments with original maturities of three months or less as cash equivalents. Our cash equivalents include investments in debt securities, including commercial paper, overnight repurchase agreements and money market funds.

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

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments to Interstate Hotels upon termination. As a result, we may incur termination obligations related to our asset dispositions. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 2 of this Quarterly Report on Form 10-Q.

      Gains and Losses From Extinguishments of Debt. We adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections,” on January 1, 2003. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual and infrequent transactions to be reclassified. See Note 6 for details on the early extinguishment of substantially all of our 4.75% notes payable to MeriStar Hospitality and a portion of our 8.75% notes payable to MeriStar Hospitality during the third quarter of 2003.

      Stock-Based Compensation. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended in December 2002 by SFAS No. 148, on January 1, 2003 for new stock options issued under our compensation programs. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. During the nine months ended September 30, 2003, we granted 207,500 stock options to employees which vest ratably over three years. Compensation costs related to these stock options were not material to our results of operations for the nine months ended September 30, 2003. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As we granted these stock options at fair market value, no compensation cost has been recognized. For our other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant.

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method prescribed in SFAS No. 123, as amended by SFAS No. 148, our net loss and per unit amounts would have been adjusted to the pro forma amounts indicated as follows (dollars in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(51,041)	$(30,739)	$(340,898)	$(37,560)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	768	1,255	2,353	3,452
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(890)	(1,478)	(2,790)	(4,182)

Net loss, pro forma	$(51,163)	$(30,962)	$(341,335)	$(38,290)

Loss per unit:
Basic and diluted, as reported	$(1.01)	$(0.63)	$(6.89)	$(0.78)
Basic and diluted, pro forma	$(1.01)	$(0.63)	$(6.89)	$(0.78)

      The effects of applying SFAS No. 123 for disclosing pro forma compensation costs may not be representative of the actual effects on reported net income and earnings per unit in future periods.

      Accounting for Guarantees. FASB FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, became effective on January 1, 2003. The interpretation requires recognition of liabilities at their fair value for newly-issued guarantees. We have no guarantees which require recognition under the provisions of this interpretation.

      Derivative Instruments and Hedging Activities. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” became effective on July 1, 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other provisions. This statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. This standard did not affect our results of operations or financial condition as we have not entered into any freestanding financial derivative instruments since June 30, 2003.

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both

Liabilities and Equity” in May 2003. The provisions of the statement require many instruments which were previously classified as equity to now be classified as a liability (or an asset in some circumstances), including: mandatorily redeemable instruments, instruments with repurchase obligations and instruments with obligations to issue a variable number of shares. The statement applied immediately to any such financial instrument entered into or modified after May 31, 2003, and to all other instruments on July 1, 2003. We have not entered into or modified any financial instruments within the scope of this standard subsequent to May 31, 2003, nor do we have any existing financial instruments that fall within the scope of SFAS No. 150.

3.          Comprehensive Loss

      Comprehensive loss was $50.5 million and $31.5 million for the three months ended September 30, 2003 and 2002, respectively. Comprehensive loss consisted of net loss of $51.0 million and $30.7 million for the three months ended September 30, 2003 and 2002, respectively, and foreign currency translation adjustments.

      Comprehensive loss was $335.5 million and $36.9 million for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive loss consisted of net loss of $340.9 million and $37.6 million for the nine months ended September 30, 2003 and 2002, respectively, foreign currency translation adjustments, and in 2002 a $0.5 million fair value gain adjustment for derivatives.

4.          Property and Equipment

      Property and equipment consisted of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Land	$251,933	$288,611
Buildings and improvements	2,005,884	2,351,769
Furniture, fixtures and equipment	286,007	344,541
Construction-in-progress	33,816	35,988

	$2,577,640	$3,020,909

      For the nine months ended September 30, 2003 and 2002, we capitalized interest of $2.4 million and $3.1 million, respectively.

      In late 2002, due to the decision to market non-core assets as a part of our program to dispose of assets that do not fit our long-term strategy and changes in economic conditions, we performed an analysis to determine the recoverability of each of our hotel properties. Assets we have identified as “non-core” typically have one or more of the following characteristics: secondary market locations, secondary brand affiliations, higher than average future capital expenditure requirements, limited future growth potential, or an over-weighted market location.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recognized an impairment loss of $56.7 million as a result of the change in our expected holding period for these assets.

      During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets, for a total of 35 non-core assets included in our disposition program. Also during the second quarter, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. Due to this change in our expected holding period for these assets, we recognized an additional impairment loss of $208 million related to the contemplated disposition of these 41 assets during the second quarter of 2003.

      During the third quarter of 2003, we made the determination to dispose of one additional asset and retain one of our assets previously included in our disposition program. We also changed our expected holding period for another asset and revised our estimated sales prices on certain other assets included in our disposition program. As a result, we recognized an additional impairment loss of $21 million during the three months ended September 30, 2003. Including one asset sale in October, we have sold seven hotels included in our asset disposition program since January 1, 2003.

      The impairment charges are based on our estimates of the fair value of the properties to be disposed of. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates have reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

      As of September 30, 2003, our property and equipment included $8.6 million for one asset (sold in October 2003 for a gain of approximately $7 million), which met our criteria for held-for-sale classification. The remaining hotels included in our asset disposition program do not meet the probability criteria as prescribed by SFAS No. 144 to classify as held-for-sale.

5.          Investment in Affiliate

      In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return. We recognize the return quarterly as it becomes due to us. As of September 30, 2003, cumulative preferred returns of $16.6 million were due from MIP and included in accounts receivable on the accompanying consolidated balance sheet. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties. Should the current economic environment continue and the performance of the MIP properties not improve, the value of our original investment may also decline.

6.          Long-Term Debt and Notes Payable to MeriStar Hospitality

      Long-term debt consisted of the following (dollars in thousands):

	September 30,	December 31,
	2003	2002

Senior unsecured notes	$950,000	$950,000
Secured facility, due 2009	310,475	314,626
Secured facility, due 2013	101,000	—
Mortgage and other debt	36,018	38,030
Unamortized issue discount	(5,461)	(6,059)

Long-term debt	$1,392,032	$1,296,597

Notes payable to MeriStar Hospitality	$338,105	$359,300
Unamortized issue discount	(1,012)	(1,795)

Notes payable	$337,093	$357,505

Total long-term debt and notes payable to MeriStar Hospitality	$1,729,125	$1,654,102

      Aggregate future maturities as of September 30, 2003 were as follows (dollars in thousands):

2003 (three months)	$2,255
2004	21,717
2005	10,375
2006	11,238
2007	175,560
Thereafter	1,507,980

$1,729,125

      As of September 30, 2003, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.91%. Based on market prices at September 30, 2003, the fair value of our long-term debt was $1.81 billion.

      Senior unsecured notes. These notes are unsecured obligations of certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of September 30, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted generally to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured financing within restricted subsidiaries. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of a pari passu or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary. We are also permitted to invest five percent of consolidated net tangible assets (as defined in the indentures) in unrestricted subsidiaries and mortgage the properties contributed to the unrestricted subsidiaries. We completed a qualifying transaction under this exception during the third quarter of 2003 through a new secured facility financing (see discussion below).

      Secured facilities. On September 26, 2003, we completed a $101 million, 10-year, commercial mortgage-backed securities financing, secured by a portfolio of four hotels, as permitted by the indentures to our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We incurred approximately $0.9 million in debt issuance costs related to the facility. The proceeds will be used to repay debt carrying higher interest rates or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $19.9 million of cash was held in escrow under this provision as of September 30, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $11 million were available to fund capital expenditures under this provision as of September 30, 2003.

      Notes payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. The convertible notes are unsecured obligations and provide for semi-annual payments of interest each October 1 and April 1. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. We incurred approximately $6.5 million in debt issuance costs related to the borrowing.

      The proceeds from the new borrowing were used to repay $150.6 million of our 4.75% notes payable to MeriStar Hospitality due 2004, at an aggregate discount of approximately $1.4 million. The remaining proceeds from the borrowing were used to repurchase $22.6 million principal amount of our 8.75% notes payable to MeriStar Hospitality due in 2007, at varying prices, resulting in an aggregate discount of approximately $1.5 million. We recognized these gains, totaling $2.9 million, during the third quarter of 2003.

      Also during the third quarter, we redeemed $18 million of the 8.75% notes payable to MeriStar Hospitality in exchange for 2,792,880 common OP units, resulting in a gain of $1.7 million. In October 2003, we repaid $59.3 million of these notes, at varying prices. We expect to recognize a loss of approximately $0.5 million during the fourth quarter related to these repurchases. As of November 1, 2003, we had approximately $105 million of the 8.75% notes payable to MeriStar Hospitality outstanding.

      Credit facility. In May 2003, we reduced our borrowing capacity on our senior credit facility from $100 million to $50 million and wrote off approximately $0.7 million in related deferred financing costs. As of September 30, 2003, we had no outstanding borrowings under this facility.

      This facility contains customary financial compliance measures, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002, two in the first half of 2003, as well as the settlement of our note receivable with Interstate Hotels, negatively affected our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. If we are not in compliance with the leverage covenant or any other financial covenants at the end of a quarterly measuring period, we will be in default under the credit facility and will not be permitted to borrow under the credit facility. We have obtained a waiver of compliance with this leverage covenant from our lending group, which was extended through November 19, 2003. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to terminate the facility in late 2003. We have approximately $0.6 million of unamortized capitalized financing costs related to this facility as of September 30, 2003, which would be written off should we decide to terminate the facility.

      Derivatives. We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133 expire since September 30, 2002, one in December 2002, one in April 2003 and one in July 2003. As of September 30, 2003, we had no outstanding derivative instruments.

      During the three and nine months ended September 30, 2003, we recognized $0.6 million and $4.0 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swap in place in those time periods. For the three and nine months ended September 30, 2003, we made cash payments on this swap of $0.6 million and $4.0 million, respectively. The change in fair value and the swap payments are netted together on our statement of operations, resulting in no effect on net income

      During the three and nine months ended September 30, 2002, we recognized $1.9 million and $4.8 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and nine months ended September 30, 2002, we made cash payments on those swaps of $3 million and $9 million, respectively. The change in fair value and the swap payments are netted together on our statement of operations. During the nine months ended September 30, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer classified as cash-flow hedges due to the repayment of the related hedged debt.

7.          Partnership Units and Minority Interests

      OP Units. Our partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units (POPs).

      On September 24, 2003, MeriStar Hospitality issued 12,000,000 shares of its common stock at a price of $7.20 per share ($82.9 million of net proceeds). In October 2003, MeriStar Hospitality issued an additional 1,800,000 shares at a price of $7.20 per share for $12.4 million of net proceeds. In connection with this issuance, MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, contributed the net proceeds to us in exchange for the same number of Common OP Units, thereby increasing their limited partner interest from 90 percent to approximately 93 percent.

      During the third quarter of 2003, we issued 2,792,880 Common OP Units in exchange for the redemption of $18 million of our 8.75% notes payable to MeriStar Hospitality (see Note 6). Also during 2003, MeriStar Hospitality issued 211,721 shares of restricted stock to employees pursuant to employment agreements, with an aggregate value of $0.7 million.

      Redeemable OP Unit holders converted 883,000 and 400,000 of their OP Units, with a value of $20.1 million and $6.1 million, into MeriStar Hospitality’s common stock during the nine months ended September 30, 2003 and 2002 respectively. There were no material conversions for cash during the nine months ended September 30, 2003 and 2002.

      POPs totaling 50,000 were relinquished in connection with the formal separation of management functions with Interstate Hotels during the first quarter of 2003. MeriStar Hospitality also issued 50,000 shares of its common stock to a former executive officer and director in connection with the separation.

      In May 2002, we issued 162,500 POPs to an executive officer pursuant to an employment agreement. If all of the vesting criteria for the POPs were met, then each POP would have a value equivalent to the value of one share of MeriStar Hospitality’s common stock, which for this issuance totaled $2.9 million.

8.          Loss Per Unit

      The following table presents the computation of basic and diluted loss per unit (amounts in thousands, except per unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and Diluted Loss Per Unit:
Loss from continuing operations	$(48,304)	$(24,280)	$(318,698)	$(36,156)
Dividends paid on unvested restricted stock of MeriStar Hospitality	—	(2)	—	(5)
Preferred distributions	(141)	(141)	(424)	(424)

Loss available to common unitholders	$(48,445)	$(24,423)	$(319,122)	$(36,585)

Weighted average number of basic and diluted OP units outstanding	50,596	48,950	49,543	48,830

Basic and diluted loss per unit from continuing operations	$(0.96)	$(0.50)	$(6.44)	$(0.75)

      For the three months ended September 30, 2003 and 2002, 18,556,838 and 5,806,522 units, respectively, consisting of OP units issuable upon exercise, redemption or conversion of outstanding operating partnership units, MeriStar Hospitality’s stock options and its convertible notes, were excluded from the calculation of diluted loss per unit as the effect of their inclusion would be anti-dilutive. For the nine months ended

September 30, 2003 and 2002, 10,331,176 and 5,855,456 units, respectively, underlying these instruments were excluded from the calculation of diluted loss per unit as the effect of their inclusion would be anti-dilutive.

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

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of September 30, 2003 were as follows (dollars in thousands):

2003 (three months)	$360
2004	1,437
2005	1,440
2006	1,427
2007	1,427
Thereafter	56,368

$62,459

      Our obligations under other operating lease commitments, primarily for equipment and office space, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of September 30, 2003 were as follows (dollars in thousands):

2003 (three months)	$1,175
2004	4,428
2005	2,896
2006	2,027
2007	1,456
Thereafter	1,929

$13,911

10.          Asset Dispositions

      We sold three hotels during the third quarter of 2002, two hotels in the fourth quarter of 2002, one in the first quarter of 2003, one in the second quarter of 2003, and four hotels in the third quarter of 2003. In October 2003, we sold one hotel that met our criteria for held-for-sale classification as of September 30, 2003 (see Note 4). Operating results for these hotels, and where applicable the gain or loss on final disposition, are included in discontinued operations.

      Summary financial information included in discontinued operations for these hotels were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$4,844	$13,973	$25,589	$50,195
Loss on asset impairments	—	—	(22,300)	—
Pretax income (loss) from operations	35	(188)	(19,396)	4,993
Loss on disposal	(2,772)	(6,403)	(2,772)	(6,403)

      The properties we intend to dispose of represent approximately one-third of our total properties. For the nine months ended September 30, 2003, the 35 disposition assets accounted for approximately 20% of our consolidated revenue and approximately 13% of consolidated operating income. For purposes of this calculation, we exclude depreciation and amortization and loss on asset impairments from operating income.

11.          Consolidating Financial Statements

      Certain of our subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. Certain of our subsidiaries are guarantors of MeriStar Hospitality’s senior subordinated notes. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents our supplementary consolidating financial statements, including each of our guarantor subsidiaries. This exhibit presents our consolidating balance sheets as of September 30, 2003 and December 31, 2002, consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002, and consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002. In connection with the $101 million secured financing completed at the end of September 30, 2003 (see Note 6), certain of our guarantor subsidiaries became non-guarantor subsidiaries.

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

BUSINESS SUMMARY

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality, which is a real estate investment trust, or REIT. We own a portfolio of upscale, full-service hotels and resorts in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2003, we owned 101 hotels, with 26,290 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). In October 2003, we sold one hotel with 71 rooms.

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

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the three months ended September 30 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$90.76	$94.61	(4.1)%
Occupancy	67.0%	64.9%	3.2%
Revenue per available room (RevPAR)	$60.81	$61.43	(1.0)%

      Revenues. Total revenue decreased $1.5 million to $220.9 million for the three months ended September 30, 2003 from $222.4 million for the same period in 2002, primarily due to a $1.5 million decrease in room revenue mainly attributable to a decrease in average daily rate. The average daily rate declined 4.1% for the three months ended September 30, 2003 when compared with the same period in 2002 primarily due to an increase in rooms sold through discounted internet sales channels. The increase in occupancy of 3.2% for the same period partially offset the rate decline.

      Operating expenses. Total operating expenses increased a net $25.4 million to $237.6 million for the quarter ended September 30, 2003 compared to $212.2 million for the same period in 2002. Hotel operating expenses increased from $91.4 million for the three months ended September 30, 2002 to $95.6 million for the same period in 2003 due mainly to an increase in room and food and beverage expenses stemming from improvements in occupancy at our hotels.

      Other operating expenses increased $21.2 million to $142.0 million for the three months ended September 30, 2003 from $120.8 million for the same period in 2002 resulting mainly from a loss on asset impairments of $21 million. General and administrative expenses and property operating costs remained essentially flat over these periods. Property taxes, insurance and other costs increased $2.3 million due primarily to favorable resolutions with taxing jurisdictions in 2002.

      Significant items. We recognized a loss on asset impairment of $21 million related to our asset disposition program during the three months ended September 30, 2003. As of September 30, 2003, we had 36 assets planned for disposition, one of which was sold in October 2003 (see “Discontinued operations” discussion below).

      On July 1, 2003, we borrowed $170 million from MeriStar Hospitality under terms matching those of their 9.5% convertible subordinated notes issuance. The proceeds from the new borrowing were used to repay $150.6 million of our 4.75% notes payable to MeriStar Hospitality due in 2004, at an aggregate discount of approximately $1.4 million. The remaining proceeds from the borrowing were used to repurchase $22.6 million principal amount of our 8.75% notes payable to MeriStar Hospitality due in 2007, at varying prices, resulting in an aggregate discount of approximately $1.5 million. We recognized these gains, totaling $2.9 million, during the third quarter of 2003.

      Also during the third quarter of 2003, we redeemed $18 million of the 8.75% notes payable to MeriStar Hospitality in exchange for 2,792,880 common OP units, resulting in a gain of $1.7 million.

      We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire since September 30, 2002, one in December 2002, one in April 2003 and one in July 2003. As of September 30, 2003, we had no outstanding derivative instruments. Results for the 2002 third quarter included a net expense of $1.1 million related to the swap agreements in place during that time. Current quarter results were not materially affected by marking to market the swap agreement that expired in July 2003.

      Interest expense. Interest expense increased $2.5 million due primarily to the July 2003 borrowing of 9.5% notes from MeriStar Hospitality (see Note 6 to our unaudited consolidated financial statements).

      Discontinued operations. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. During the first nine months of 2003, we completed the sale of six hotels in separate transactions for an aggregate of $74.5 million in cash. As of September 30, 2003, we had one hotel classified as held for sale, which we sold in early October 2003 for $16.5 million in cash (for a gain of approximately $7 million). For the three months ended September 30, 2003, we recognized a $2.8 million loss on disposal related to the four hotels we sold during the third quarter. We recognized a $6.4 million loss on disposal related to the three hotels we sold during the third quarter of 2002.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

      The following table provides our hotels’ operating statistics on a comparable hotel basis for the nine months ended September 30 (comparable hotels are those that were owned for substantially all of both periods):

	2003	2002	Change

Average daily rate	$96.53	$100.72	(4.2)%
Occupancy	66.3%	66.1%	0.3%
Revenue per available room (RevPAR)	$63.98	$66.59	(3.9)%

      Revenues. Total revenue decreased $19.3 million to $703.9 million for the nine months ended September 30, 2003 from $723.2 million for the same period in 2002, primarily due to a $19 million decrease in room revenue directly attributable to a decrease in average daily rate. The average daily rate declined 4.2% for the nine months ended September 30, 2003 when compared with the same period in 2002 primarily due to an increase in discounted internet sales as previously noted. The slight increase in occupancy over the same period did not significantly offset the rate decline.

      Operating expenses. Total operating expenses increased a net $273.2 million to $921.6 million for the nine months ended September 30, 2003 compared with $648.4 million for the same period in 2002. Hotel operating expenses increased $7 million from $279.6 million for the nine months ended September 30, 2002 to $286.6 million for the same period in 2003 due primarily to increases in food and beverage expenses and other hotel operations. These expenses increased mainly due to customer satisfaction initiatives.

      Other operating expenses increased $266.2 million to $635.0 million for the nine months ended September 30, 2003 from $368.8 million for the same period in 2002, resulting mainly from losses on asset impairments totaling $263.4 million in the first three quarters of 2003 (see “Significant items” discussion below). General and administrative and property operating costs remained essentially flat. Property tax refunds and favorable resolution of property tax liabilities, totaling approximately $6 million during 2002, contributed to the $7 million increase in property taxes, insurance and other expenses for the 2003 comparative period.

      Significant items. We recognized losses on asset impairments totaling $285.7 million ($22.3 million of which is included in discontinued operations) related to our asset disposition program during the nine months ended September 30, 2003. As of September 30, 2003, we had 36 assets planned for disposition, one of which was sold in October 2003. (See the discussion in quarter over quarter comparison for further details related to the significant items occurring in the three months ended September 30, 2003).

      Prior year results included a net expense of $4.2 million related to the swap agreements previously discussed. Current period results were not materially affected by marking to market the swap agreements that expired during 2003. Prior year results also included a $4.7 million loss on the fair value of derivatives no longer classified as cash-flow hedges due to the repayment of the debt that was originally hedged.

      Interest expense. Interest expense increased $3.2 million due primarily to the July 2003 borrowing of 9.5% notes from MeriStar Hospitality (see Note 6 to our unaudited consolidated financial statements).

      Discontinued operations. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. During the first nine months of 2003, we completed the sale of six hotels in separate transactions for an aggregate of $74.5 million in cash. As of September 30, 2003, we had one hotel classified as held for sale, which we sold in early October 2003 for $16.5 million in cash (with a gain of approximately $7 million). As previously noted, discontinued operations for the nine months ended September 30, 2003 included impairment charges totaling $22.3 million related to the assets included in our disposition program. Discontinued operations for the nine months ended September 30, 2003 included a $2.8 million loss on disposal related to the four hotels we sold in the third quarter. Discontinued operations for the nine months ended September 30, 2002 included a $6.4 million loss on disposal related to three hotels we sold in the third quarter of 2002.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and possible future acquisitions). MeriStar Hospitality has stated publicly that it does not expect to pay a dividend on its common stock during 2003. We believe we have sufficient free cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

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

      We continue to take steps to strengthen our balance sheet, build liquidity, reduce our leverage and extend our debt maturities. We have been committed this year to hold cash balances of generally $60 million to $80 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We will seek to establish a new $50 million secured revolving credit facility prior to year-end 2003, which we anticipate would add to our liquidity.

      As part of our strategy to reduce our leverage and extend our debt maturities, in connection with MeriStar Hospitality’s July 2003 offering of $170 million 9.5% convertible subordinated notes due 2010, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes due 2010. The proceeds from the borrowing were mainly used to repurchase substantially all of the 4.75% notes payable to MeriStar Hospitality due 2004, which were our next significant maturity, and $22.6 million of our 8.75% notes payable to MeriStar Hospitality due 2007. As a result of this transaction, we now have no material debt maturities until the 8.75% notes payable to MeriStar Hospitality mature in 2007. During the third quarter, we also redeemed a further $18 million of the 8.75% notes payable to MeriStar Hospitality in exchange for 2,792,880 common OP units. In October 2003, we repaid an additional $59.3 million of these notes. We currently have less than $4 million of the 2004 4.75% notes payable to MeriStar Hospitality outstanding and have reduced the amount outstanding on the 8.75% notes payable to MeriStar Hospitality to $105 million.

      We completed a $101 million, 10-year, 6.88% commercial mortgage-backed securities financing, secured by a portfolio of four hotels, at the end of September. In September and October 2003, we also issued 13,800,000 common OP units to MeriStar Hospitality at a price of $7.20 per unit for net proceeds totaling $95.3 million (of which 1.8 million units, or $12.4 million of net proceeds, were issued in October 2003). To date, we have raised in 2003 approximately $91 million from the sale of seven of our properties, including the October 2003 sale of one hotel for $16.5 million. We ended the third quarter of 2003 with cash balances of $309.7 million (including marketable securities of $1 million), of which $271.3 million was unrestricted.

      We currently have 35 hotels (after the October sale) planned for disposition. We expect to generate proceeds of approximately $280 million to $320 million over the next six to nine months from the disposition of these properties. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. We intend to use a majority of the proceeds from any asset sales to reinvest in our core assets, to repurchase our senior debt and to fund acquisitions. Our strategy includes acquiring those hotels located in major urban markets and destination resorts with minimal seasonality and branded, larger hotels with significant meeting space.

Sources and Uses of Cash

      We used a total of $5.3 million of cash in operations during the first nine months of 2003 compared with $47.3 million generated in the first nine months of 2002. Our operating results and the amount of cash generated by our hotel operations have been adversely affected by the continuing sluggish economy, the reduction in travel resulting from events of September 11, 2001, the threat of further terrorist attacks, and other factors affecting business and leisure travel. Cash flow from operations also decreased in 2003 due to higher interest rates on our senior unsecured notes issued in February 2002 as well as the higher interest rate on our new 9.5% notes payable to MeriStar Hospitality issued in July of this year. Partially offsetting these increases in interest was savings of approximately $3.2 million in interest on our previous revolving credit facility, which was repaid with the net proceeds from the February 2002 senior unsecured notes issuance.

      Included in our operating results is our 16% cumulative preferred return on our partnership interest in MIP. As of September 30, 2003, approximately $16.6 million of cumulative preferred returns remained unpaid. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns.

      Our investing activities provided a net $75.4 million of cash during the first nine months of 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the repayment of their note receivable; and

•	$74.5 million in proceeds from the sale of six non-core hotel assets; partially offset by

•	$21.8 million in capital expenditures (including $2.4 million of capitalized interest); and

•	$18 million increase in cash restricted for mortgage escrows.

      We generated a net $166.6 million of cash from financing activities during the first nine months of 2003 due mainly to:

•	$271 million from the issuance of new debt;

•	$82.9 million from the issuance of common OP units (total proceeds of $95.3 million, including the October 2003 issuance of an additional 1.8 million units for $12.4 million); partially offset by

•	$179.3 million in repayments of debt.

      MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we and/or MeriStar Hospitality would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain MeriStar Hospitality’s qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as our board of directors deems relevant. Our senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification if we fall below a 2 to 1 fixed charge coverage ratio. However, MeriStar Hospitality’s senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

Long-Term Debt

      Notes payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. These convertible notes are unsecured obligations and provide for semi-annual payments of interest each October 1 and April 1. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. We incurred approximately $6.5 million in debt issuance costs related to the borrowing.

      The proceeds from the new borrowing were used to repay $150.6 million of our 4.75% notes payable to MeriStar Hospitality due 2004, at an aggregate discount of approximately $1.4 million. The remaining proceeds from the borrowing were used to repurchase $22.6 million principal amount of our 8.75% notes payable to MeriStar Hospitality due in 2007, at varying prices, resulting in an aggregate discount of approximately $1.5 million.

      Also during the third quarter of 2003, we redeemed $18 million of the 8.75% notes payable to MeriStar Hospitality in exchange for 2,792,880 common OP units, resulting in a gain of $1.7 million. In October 2003, we repaid $59.3 million of these notes, at varying prices. We expect to recognize a loss of approximately $0.5 million during the fourth quarter related to these repurchases.

      Credit facility. In May 2003, we reduced our borrowing capacity on this facility from $100 million to $50 million and wrote off approximately $0.7 million in related deferred financing costs. As of September 30, 2003, we had no outstanding borrowings under this facility.

      This facility contains customary financial compliance measures, which became more stringent on a quarterly basis beginning in the first quarter of 2003. The sale of two hotels during the fourth quarter of 2002, two in the first half of 2003, as well as the settlement of our note receivable with Interstate Hotels, negatively affected our leverage covenant due to the loss of trailing 12-month EBITDA (as defined in the credit agreement) on a pro forma basis. If we are not in compliance with the leverage covenant or any other financial covenants at the end of a quarterly measuring period, we will be in default under the credit facility and will not be permitted to borrow under the credit facility. We have obtained a waiver of compliance with this leverage covenant from our lending group, which was extended through November 19, 2003. Because we do not anticipate needing to draw under the bank line or having borrowing capacity to do so in the near term, we expect to terminate the facility in late 2003. We have approximately $0.6 million of unamortized capitalized financing costs related to this facility as of September 30, 2003, which would be written off should we decide to terminate the facility.

      Senior unsecured notes. As of September 30, 2003, we had $950 million of aggregate principal of these notes outstanding. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is maintaining a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity). As of September 30, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted to enter into certain transactions, including the repurchase of our stock, the issuance of any preferred stock, the payment of dividends, the incurrence of any additional debt, or the repayment of outstanding debt before it comes due, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We currently have the ability to incur $300 million of secured financing within restricted subsidiaries. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of a pari passu or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary. We are also permitted generally to invest five percent of consolidated net tangible assets (as defined in the indentures) in an unrestricted subsidiary and mortgage the properties contributed to the unrestricted subsidiary. We completed a qualifying transaction under this exception during the third quarter of 2003 through a new secured facility financing (see discussion below).

      Secured facilities. On September 26, 2003, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels, as permitted by the indentures to our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We incurred approximately $0.9 million in debt issuance costs related to the facility. The proceeds will be used to repay debt carrying higher interest rates, or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $19.9 million of cash was held in escrow under this provision as of September 30, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $11 million were available to fund capital expenditures under this provision as of September 30, 2003.

Asset Dispositions

      One of our key short-term strategies is to sell selected non-core assets, many of which were acquired as part of a portfolio. These “non-core” assets generally possess one or more of the following characteristics:

•	secondary market locations;

•	secondary brand affiliations;

•	higher than average future capital expenditure requirements;

•	limited future growth potential; or

•	an over-weighted market location.

      We believe that these asset sale transactions will have the following benefits:

•	improve the overall quality of the hotel assets remaining in our portfolio;

•	enhance the ability of our portfolio to perform well in all cycles of the economy;

•	enhance future growth prospects when strength returns to the economy;

•	reduce future capital requirements on a relative basis; and

•	reduce our leverage and requirements on our liquidity resources.

      We are aided in our disposition program by the fact that we can terminate the management agreement of any hotel we sell, in some cases subject to the payment of a fee as discussed below, as well as the fact that 73 of our current 100 assets are unencumbered and only 13 of those assets are subject to ground leases. Excluding the assets included in our asset disposition program, we would have 41 unencumbered assets and seven subject to ground leases.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. We sold one hotel in January 2003 for $12.7 million. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recorded an impairment charge in the first quarter of $56.7 million. In April 2003, we sold one of these hotels for $3.1 million. During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets. Also, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. We recognized an additional impairment loss of $208 million related to our asset disposition program during the second quarter of 2003. In the third quarter of 2003, we sold four more of these hotels for $59 million. During the third quarter of 2003, we made the determination to dispose of one additional asset and retain one of our assets previously included in our disposition program. We also changed our expected holding period for another asset and revised our sales prices on certain other assets included in our disposition program. As a result, we recognized an additional impairment loss of $21 million during the three months ended September 30, 2003. In October 2003, we sold another hotel included in our disposition program for $16.5 million.

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

      As we dispose of the remaining 35 assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $21 million, calculated assuming the immediate sale of the properties and assuming buyers of our hotel properties elect to have the properties managed by third-parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. Any such obligation would affect the calculation of the final gain or loss on the sale of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Payment of any obligation due under termination provisions of the contract is payable over a period of 30 months. This amount may be reduced by replacement management contracts.

      In addition, we may from time to time receive offers on assets which we might consider selling. Any additional sales of assets may result in additional impairment charges in future periods, if and when such transactions might be undertaken. While we always consider any opportunities that may improve our financial condition or results of operations, we are not actively marketing any other assets than the 35 properties previously discussed. The properties we are disposing of represent approximately one-third of our total properties. For the nine months ended September 30, 2003, these 35 assets accounted for approximately 20% of our consolidated revenue and approximately 13% of consolidated operating income. For purposes of this calculation, we exclude depreciation and amortization and loss on asset impairments from operating income.

Capital Expenditures

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2002. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, and intend to use a portion of the proceeds from the sales of non-core assets to provide capital for renovation work. We invested $21.8 million (including $2.4 million of capitalized interest) for ongoing capital expenditures during the first nine months of 2003, and we anticipate investing a total of $15 million to $20 million on capital expenditures during the fourth quarter of 2003. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. The deferral of capital spending to date has not significantly affected our business as, generally in the past, we acquired good quality assets and spent a relatively high level of capital in the early years of ownership. We believe the properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio.

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

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. If our estimates are incorrect, the carrying values may not be accurately reflected. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of September 30, 2003, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of September 30, 2003 (dollars in thousands):

			Less than	One to	Three to
	Total		One Year	Three Years	Five Years	Thereafter

Long-term debt, net of unamortized discount(a):
Senior unsecured notes	$944,540		$—	$—	$548,221	$396,319
Secured facility, due 2009	310,474		5,423	13,906	291,145	—
Secured facility, due 2013	101,000		1,304	3,605	6,188	89,903
Mortgage debt and other	36,018		2,108	12,636	8,110	13,164

Total long term debt	1,392,032		8,835	30,147	853,664	499,386

Notes payable to
MeriStar Hospitality	337,093	(b)	—	3,705	163,388 (b)	170,000
Ground lease obligations	62,459		1,318	2,990	3,594	54,557

Aggregate contractual obligations	$1,791,584		$10,153	$36,842	$1,020,646	$723,943

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity, and Capital Resources — Long-Term Debt.”

(b)	In October 2003, we repurchased a further $59.3 million of the 8.75% notes payable to MeriStar Hospitality.

     Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There were no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

      During the three months ended September 30, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect these controls.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

      (a.) Exhibits

Exhibit
No.	Description of Document

4.1	Indenture, dated as of July 1, 2003, by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K dated July 3, 2003).
4.2	Officers’ Certificate establishing the terms of MeriStar Hospitality Corporation’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K dated July 3, 2003).
4.8	Letter agreement dated November 11, 2003 relating to exhibits.
13	Financial Statements of MeriStar Hospitality Operating Partnership, L.P. as of and for the three and nine months ended September 30, 2003.
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.
32.1	Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer
32.2	Sarbanes-Oxley Act Section 906 Certifications of Chief Financial Officer.
99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.

(b.) Reports on Form 8-K

      On September 29, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing MeriStar Hospitality had completed a $101 million commercial mortgage-backed securities financing, secured by four of our properties.

      On September 23, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing MeriStar Hospitality had issued approximately 2.79 million shares of its common stock in exchange for $18.0 million of its 8.75% senior subordinated notes due 2007.

      On July 28, 2003, we furnished a current report on Form 8-K (Item 12) announcing the financial results of MeriStar Hospitality for the quarter ended June 30, 2003.

      On July 3, 2003, we furnished a current report on Form 8-K (Item 7 and 9) announcing MeriStar Hospitality had completed the sale of $170 million of 9.5% convertible subordinated notes.

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

Date: November 12, 2003