Form 10-K
period 2003-12-31
MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2004-03-15
CIK 1169638, 1169640, 1142257, 1142258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

DELAWARE

(State or other jurisdiction of
incorporation or organization)

4501 NORTH FAIRFAX DRIVE, SUITE 500

ARLINGTON, VA 22203
(Address of principal executive offices)

Registrants’ telephone number, including area code: (703) 812-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑     No ☐

      As of June 30, 2003, the aggregate market value of the voting and non-voting common equity of MeriStar Hospitality Operating Partnership, L.P. held by non-affiliates, computed by reference to the market price of shares of the common stock of MeriStar Hospitality Corporation as of such date, was $226,993,250. Each common operating partnership unit of MeriStar Hospitality Operating Partnership, L.P. is redeemable for one share of MeriStar Hospitality Corporation common stock. All of the shares of common stock of MeriStar Hospitality Finance Corp., MeriStar Hospitality Finance Corp. II and MeriStar Hospitality Finance Corp. III are held by MeriStar Hospitality Operating Partnership, L.P.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information from certain portions of MeriStar Hospitality Corporation’s (Commission file number 1-11903) definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year of the registrants.

i

EXPLANATORY NOTE

      This Annual Report on Form 10-K is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of December 31, 2003, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

      Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the continuing sluggishness of the national economy;

•	economic conditions generally and the real estate market specifically;

•	the effect of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	level of proceeds from asset sales;

•	cash available for capital expenditures;

•	availability of capital;

•	ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas, including the existing and continuing weakness in business travel and lower-than-expected daily room rates;

•	other factors that may influence the travel industry, including health, safety and economic factors; and

•	generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

      These risks and uncertainties, along with the risk factors discussed under “Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this

ii

report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

iii

PART I

ITEM 1.          BUSINESS

Business Overview

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation, Commission file number 1-11903, (“MeriStar Hospitality,” which is a real estate investment trust, or REIT) and owns a portfolio of primarily upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2003, we owned 92 hotels with 24,733 rooms. We have sold nine hotels with 2,197 rooms since January 1, 2004. Ten of the remaining 83 hotels are currently planned for disposition. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States and one in Canada. Substantially all of our hotels are operated under internationally recognized brand names such as Hilton®, Sheraton®, Marriott®, Westin®, Doubletree®, Holiday Inn®, Embassy Suites® and Radisson®.

      We believe the upscale, full-service segment of the lodging industry offers attractive potential operating results and investment opportunities in the long term. The real estate market has experienced a significant slowdown in the construction of upscale, full-service hotels. However, upscale, full-service hotels have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good long-term potential ownership opportunities for us in this sector of the lodging industry.

      We were created on August 3, 1998, when American General Hospitality Corporation, a corporation operating as a real estate investment trust, merged with CapStar Hotel Company. In connection with this merger, we created MeriStar Hotels & Resorts, Inc. (“MeriStar Hotels”) to be the lessee and manager of nearly all of our hotels. On July 31, 2002, MeriStar Hotels merged with Interstate Hotels Corporation to form Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). Interstate Hotels currently manages all of our hotels. We and Interstate Hotels have entered into an intercompany agreement that governs a number of aspects of our relationship (see “The Intercompany Agreement”). In addition, our Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, is the Chairman of the Board of Interstate Hotels.

      As of December 31, 2003, our general partner, MeriStar Hospitality, in the form of our Common units, directly owned a one percent general partnership interest in us and also indirectly owned an approximately 94% interest in us. Several third parties owned the remaining approximately 5% of our equity interests, in the form of various classes of our partnership units.

Portfolio Strategy

      Given the challenging operating environment that has resulted from a sluggish economy coupled with the current geopolitical situation, and disruptions caused by the threat of further terrorist attacks, we continue to focus on maximizing the profitability of our existing hotels by actively overseeing their operation by Interstate Hotels. Our Asset Management Group, which consists of senior level hotel operators, and construction and engineering experts, concentrates on maximizing all potential revenue management profitability options at our hotels. One of the initiatives we have undertaken to focus on the performance of our assets is the implementation of a strategic energy program. This program began in late 2003 and is designed to help us stabilize the increasingly volatile energy costs at our hotels. Through this program, we are able to achieve competitive pricing for our electric and natural gas purchases throughout the country. During 2003, we also took steps to strengthen our balance sheet and to maintain financial flexibility and liquidity in order to enhance our capacity to address the uncertain operating environment that currently exists. We initiated an aggressive capital expenditure reinvestment program for our core assets. We feel this program is necessary to maintain asset values and to properly position our hotels for any industry recovery. We expect to spend approximately $225 million pursuant to our renovation program over the next two years, with approximately $125 million to be spent in 2004. The emphasis will be on completing these projects on budget with minimal disruptions to operations. We will focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the anticipated industry recovery. The properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio.

Asset Dispositions

      During 2003, we began executing one of our key short-term strategies, which is to sell selected non-core assets in order to begin repositioning our portfolio into one generally consisting of larger assets with significant meeting space in urban or high-end resort locations. Many of these non-core assets were acquired as part of portfolios of assets. We have focused on the disposition of non-core assets that generally possess one or more of the following characteristics:

•	limited future growth potential;

•	secondary market location;

•	secondary brand affiliation;

•	higher than average capital expenditure requirements; or

•	location in a market in which our portfolio is over-weighted.

      As permitted under the indentures governing our various outstanding debt securities, we intend to use a majority of the proceeds from any asset sales, within a specified period of time, to repurchase our senior debt, to reinvest in our core assets and to fund acquisitions. Since January 1, 2003, we have sold 24 hotels with 5,045 rooms for total gross proceeds of $190.8 million in cash. We currently have 10 hotels planned for disposition, from which we expect to generate proceeds of approximately $75 million to $85 million. Contract negotiations are in progress with potential purchasers for most of the remaining hotels designated for sale. We expect to complete the majority of these sales during the first quarter of 2004. We withdrew eight assets from our planned disposition program because our liquidity has greatly improved, and we expect to realize greater value by holding these assets as we move into an expected economic recovery. We may reintroduce some or all of these assets to the market at a later date if we believe that adequate pricing levels can be achieved by doing so. We recognized impairment losses totaling $295 million ($131.6 is included in discontinued operations) related to our asset disposition program during the year ended December 31, 2003, which included an additional impairment charge in the fourth quarter of $9.4 million. These impairment charges were based on our estimates of the fair value of the properties included in our disposition program during the year. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. Our ability to realize the estimated proceeds from the 10 remaining hotels we seek to sell is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable and other factors that could cause the actual proceeds we realize to be different from our estimates, including those discussed under “Risk Factors” and “Cautionary Statement Regarding Forward Looking Statements.”

      In addition, we may from time to time receive offers on other assets that we might consider selling. While we always consider any opportunities that may improve our financial condition or results of operations, we are not actively marketing any assets other than the properties previously discussed.

      We are aided in our disposition program by the fact that we can terminate the management agreement of any hotel we sell, in most cases subject to the payment of a fee as discussed below and in the section “The Management Agreements — Term and Termination,” as well as the fact that 55 of our current 83 assets (including all 10 of the assets remaining in our disposition program) are unencumbered and only 10 of those assets are subject to ground leases. Excluding the 10 assets included in our disposition program, we would have 43 unencumbered assets and nine subject to ground leases.

      As we dispose of the 10 remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $5.5 million, assuming the disposition of all 10 of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. In addition, we may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $9.8 million with respect to the 24 properties we have already sold.

Asset Acquisitions

      One of our key strategies includes the acquisition of high quality, upscale full-service hotels strategically located in major urban markets or destination resorts. Our target hotels would generally be branded, larger hotels with significant meeting space and may involve management contracts with hotel brand owners where our long-term investment focus makes us a preferred owner. We intend to acquire assets with strong existing cash flow and use little or no leverage in the near term to finance these potential acquisitions, thereby enabling us to improve our overall leverage and interest coverage levels. In pursuing this strategy, we may be somewhat limited by the terms of our senior note indentures, which limit our ability to obtain financing beyond certain limited exceptions (including up to $250 million of mortgage indebtedness and $50 million of general indebtedness) to acquire assets (as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction).

Recent Developments

New Senior Secured Credit Facility

      On December 23, 2003, we entered into a new $50 million senior credit facility, secured by six of our hotels. The three-year facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. We expect to use the facility for working capital purposes, although we currently have no plans to draw on the facility in the short term. Concurrent with entering into our new facility, we terminated an existing $50 million senior unsecured credit facility, which had no outstanding borrowings and no availability, and wrote off approximately $0.5 million of unamortized deferred financing costs.

      Our new $50 million senior credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

Debt for OP Unit Exchanges and Repurchases of Outstanding Debt

      During the fourth quarter of 2003 and early 2004, we issued an aggregate of approximately 6.2 million Common OP units in exchange for the redemption of $34.7 million aggregate principal amount of our 8.75% notes payable to MeriStar Hospitality due 2007. The notes were acquired on average at par.

      In addition, during the fourth quarter of 2003, we repurchased $59.8 million in aggregate principal amount of these notes using the proceeds of an issuance of our Common OP units.

      During early 2004, we used available cash to repurchase $61.5 million of our senior unsecured notes, including $16.5 million of the 9% notes due 2008, $30.8 million of the 9.125% notes due 2011 and $14.2 million of the 10.5% notes due 2009.

      Following these exchanges and the repurchases, we had as of March 8, 2004, approximately $69.3 million of outstanding 8.75% notes payable to MeriStar Hospitality due 2007 and $884.0 million of outstanding senior unsecured notes. We expect to retire the remaining 8.75% notes payable to MeriStar Hospitality due 2007 in 2004.

Relationship with Interstate Hotels

      Since the July 2002 merger that formed Interstate Hotels, we and Interstate Hotels have separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. In October 2003, Paul W. Whetsell, who was the Chief Executive Officer and Chairman of the Board of Directors of both Interstate Hotels and our company, resigned as Chief Executive Officer of Interstate Hotels. Also in October 2003, Steven D. Jorns, who was the Vice Chairman of our Board of Directors, resigned from that position and subsequently became Chief Executive Officer of Interstate Hotels, and J. Taylor Crandall, one of our directors who was also a director of Interstate Hotels, resigned as a director of Interstate Hotels. In December 2003, our Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement. Discussions also include possible changes to the provisions of the various management agreements relating to our hotels, including the method of calculation for the incentive fee and termination fees. Because discussions are ongoing, there can be no assurance that any such changes will occur. See “The Management Agreements” and “The Intercompany Agreement.”

Impairment Charge Relating to MeriStar Investment Partners, L.P.

      In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return. While the return on this investment is preferred and cumulative, the underlying investment ranks equally with the investments of the other investors in MIP. We recognize the return quarterly as it becomes due to us. As of December 31, 2003, cumulative preferred returns of $19.6 million were due from MIP. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns. While we believe that our current and cumulative returns continue to be fully collectible, the current value of our underlying investment has declined due to the continued decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow, and thus the value of our investment in MIP, will be recoverable over time, we expect that any such recovery will take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP is other than temporary, we recognized an impairment loss of $25 million during the fourth quarter of 2003.

The Partnership Agreement

The following summary information is qualified in its entirety by the provisions of the Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P., a copy of which is incorporated by reference as Exhibit 3.2 to this Form 10-K.

      Our partnership agreement gives MeriStar Hospitality full control over our business and affairs. The agreement also gives MeriStar Hospitality the right, in connection with the contribution of property to us or otherwise, to issue additional partnership interests in us in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as MeriStar Hospitality determines appropriate.

      Our partnership agreement currently provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. As of March 8, 2004, MeriStar Hospitality and our wholly-owned subsidiaries owned a number of Common OP Units equal to the number of issued and outstanding shares of MeriStar Hospitality’s common stock (69,087,799 shares), par value $0.01. Other ownership interests were as follows:

•	Independent third parties owned 2,816,141 OP Units (consisting of 1,012,337 Common OP Units, 495,343 Class B OP Units, 916,304 Class C OP Units and 392,157 Class D OP Units), and

•	Certain of our executive officers and executive officers of Interstate Hotels owned an aggregate of 687,500 Profits-Only OP Units and 5,758 Common OP units.

      Holders of Common OP Units and Class B OP Units receive distributions for each Common or Class B OP Unit equivalent to the dividend paid on each of MeriStar Hospitality’s common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on MeriStar Hospitality’s common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per MeriStar Hospitality’s common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All net income and capital received by us (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units owned by each such holder.

      Each Common OP Unit, Class B OP Unit, and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of MeriStar Hospitality’s common stock or, at our option, for one share of MeriStar Hospitality’s common stock, determined in accordance with the terms of our partnership agreement. We have the option to redeem the Class D OP Units at any time at a price of $22.16 per share for cash or, at our option, for shares of MeriStar Hospitality’s common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time after April 1, 2004 for cash or, at the option of the holders, for shares of MeriStar Hospitality’s common stock having a value equal to $22.16 per share.

      Profits-Only OP Units are issued pursuant to our Profits-Only Operating Partnership Units Plan, a copy of which is incorporated by reference in Exhibit 10.6 to this Form 10-K. Holders of Profits-Only OP Units receive compensation equivalent to the dividend paid on MeriStar Hospitality’s common stock in accordance with our amended Incentive Plan, a copy of which is incorporated by reference in Exhibit 10.4.1 to this Form 10-K.

REIT Modernization Act

      Until January 1, 2001, in order for MeriStar Hospitality to maintain its tax status as a REIT, we were not permitted to engage in the operations of our hotel properties. To comply with this requirement, we leased all of our real property to third-parties, including affiliates of Interstate Hotels and Prime Hospitality Corporation. On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries, which are subject to taxation similar to subchapter C-corporations, to lease our real property. In 2000, a subcommittee of independent members of our Board of Directors ratified the transfer of our leases with subsidiaries of Interstate Hotels to our taxable subsidiaries. Accordingly, effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of Interstate Hotels. These agreements assigned our existing leases to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of Interstate Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements. We believe this structure provides us with the ability to capture the economic interests of property ownership, as well as more efficiently aligning such interests.

      Although a taxable subsidiary may lease our real property, it is restricted from being involved in certain activities prohibited by the RMA. First, a taxable subsidiary is not permitted to manage the property itself; it must enter into an “arm’s-length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

The Management Agreements

      As previously described, in December 2003, our Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the provisions of the various management agreements relating to our hotels, including the method of calculation for the incentive fee and termination fees. Negotiations are ongoing and we expect to complete any modifications to these agreements in the first half of 2004.

Management Fees and Performance Standards

      Each of our taxable subsidiaries pays Interstate Hotels a hotel management fee equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

•	The actual excess of total operating revenues over total operating expenses; and

•	A projected excess of total operating revenues over total operating expenses.

      The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

      The management agreements with Interstate Hotels generally have initial terms of 10 years with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting our ability to qualify as a REIT, or if Interstate Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

      Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay Interstate Hotels the fair market value of the management agreement. That fair market value will be equal to the present value of the total of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination.

      If a hotel’s gross operating profit is less than 85% of the amount projected in the hotel’s budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

•	We did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

•	Interstate Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

      Interstate Hotels can only use the cure right once during the term of each management agreement.

Assignment

      Interstate Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of Interstate Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

The Intercompany Agreement

      We and MeriStar Hospitality are party to an intercompany agreement with Interstate Hotels. As previously described, in December 2003, our Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or elimination, of the intercompany agreement. Negotiations are ongoing and we expect to complete any modifications to this agreement in the first half of 2004.

      So long as the existing intercompany agreement remains in effect, Interstate Hotels is prohibited from making real property investments, which we could make while still remaining a REIT under the Internal Revenue Code of 1986, as amended, unless:

•	We are first given the opportunity, but elect not to pursue the investment;

•	The investment is on land already owned or leased by Interstate Hotels or is subject to a lease or purchase option in favor of Interstate Hotels;

•	Interstate Hotels will operate the property under an owned trade name; or

•	The investment is a minority interest made as part of a lease or management agreement.

      We have a right of first refusal with respect to any real property investment to be sold by Interstate Hotels.

      The intercompany agreement generally grants Interstate Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We must make such an opportunity available to Interstate Hotels only if we determine that:

•	We are required to enter into a management agreement with an unaffiliated third party with respect to the property in order to maintain our status as a REIT;

•	Interstate Hotels is qualified to be the manager of that property;

•	We decide not to have the property operated by the owner of a hospitality trade name under that trade name;

•	The property is unencumbered by a management agreement, or if a management agreement exists, it can be freely terminated or terminated by the payment of a fee, which Interstate Hotels agrees to pay; and

•	The property is not subject to a leasehold estate held by an unaffiliated third party.

      Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

Provision of Services

      We may exchange services with Interstate Hotels as may be reasonably requested from time to time. These may include administrative, renovation supervision, corporate, accounting, financial, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. We believe we compensate each other in an amount that would be charged by an unaffiliated third party for comparable services.

Term

      The intercompany agreement will terminate upon the earlier of August 3, 2008, or the date of a change in ownership or control of Interstate Hotels unless we approve, in our sole discretion, such change in ownership or control. We consented to the merger between Interstate Hotels Corporation and MeriStar Hotels.

Loan to Interstate Hotels

      In connection with the merger that created Interstate Hotels on July 31, 2002, we amended the terms of certain loans outstanding to Interstate Hotels, combining them into a term loan agreement with a principal balance of $56.1 million and a maturity date of July 31, 2007. The interest rate was 650 basis points over the 30-day LIBOR. This term loan was subordinate to Interstate Hotels’ new bank credit agreement.

      In late December 2002, we reached an agreement to settle the term loan with Interstate Hotels for $42.1 million, plus accrued interest, which was paid in January 2003. We incurred a $14.5 million charge in 2002, including expenses of the transaction, related to this settlement.

Franchises

      We employ a flexible strategy in selecting brand names based on each particular hotel’s market environment and other unique characteristics. Accordingly, we use various well-known trade names under licensing arrangements with prominent franchisors. From time to time, we have conducted negotiations with franchisors to rebrand certain hotels to improve their competitiveness and profitability in light of changing circumstances in the lodging market. We make ongoing capital expenditures in order to keep our hotels competitive and to comply with franchise obligations, as described further in “Risk Factors— Operating Risks— We may be adversely affected by the requirements contained in our franchise and licensing agreements” in Item 1 of this Annual Report on Form 10-K. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Competition

      Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and the overall condition of the property. Our operations compete primarily in the upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. In addition, we compete with other lodging industry companies for the acquisition of properties with the qualities that fit our target product.

Seasonality

      Demand in the lodging industry is affected by recurring seasonal patterns. For most non-resort properties, demand is lower in the winter months due to decreased business travel and higher in the spring and fall months during the peak business travel season. For our resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. These general trends are, however, greatly influenced by overall economic cycles.

      Total revenue by quarter for 2003 and 2002 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003	25%	27%	24%	24%
2002	25%	28%	23%	24%

Average	25%	28%	23%	24%

Employees

      As of December 31, 2003, we employed 41 persons, all of whom work at our corporate headquarters in Arlington, Virginia. Employees at our hotel properties are employees of Interstate Hotels.

Governmental Regulation

Americans with Disabilities Act

      Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Laws

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate a contaminated property, may adversely affect the owner’s ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

      Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. The use of underground storage tanks at our hotels has been minimized. Activities have been undertaken to remove underground storage tanks to the extent possible. Underground storage tanks that could not be modified to be brought into full compliance have been replaced or are operated under temporary permits and scheduled for removal. All existing underground storage tanks have been identified and proper permits obtained.

      All of our hotels have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

      In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

      In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. To date, a few such claims have been filed against us by employees of hotels where mold has been detected. Mold-related claims are not covered by our insurance programs. These claims have not been material to our consolidated results of operations, financial position or liquidity. In every hotel where we have identified a measurable presence of mold, whether or not a claim has been made, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not believe that, currently, any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Access to Our Filings

      You may request a copy, at no cost, of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, by contacting us in writing or by telephone at our principal executive offices: MeriStar Hospitality Operating Partnership, L.P., 4501 North Fairfax Drive, Suite 500, Arlington, Virginia 22203, telephone (703) 812-7200. We also make available all of these filings on our website at www.meristar.com.

RISK FACTORS

Financing Risks

We are highly leveraged; our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

      As of December 31, 2003, we had approximately $1.6 billion of total debt outstanding, or 71% of our total capitalization, and approximately $230.9 million of unrestricted cash and cash equivalents. The following details our debt outstanding as of December 31, 2003:

	Total		Interest Rate	Maturity

Senior unsecured notes	$299,459	(a)	9.00%	2008
Senior unsecured notes	248,848	(a)	10.50%	2009
Collateralized mortgage-backed securities (CMBS)	309,035		7.76%	2009
Senior unsecured notes	396,437	(a)	9.125%	2011
Mortgage and other debt	27,011		8.89%	Various
CMBS	100,765		6.88%	2013

	1,381,555

Notes payable to MeriStar Hospitality	3,705		4.75%	2004
Notes payable to MeriStar Hospitality	82,768		8.75%	2007
Notes payable to MeriStar Hospitality	170,000		9.50%	2010

Total notes payable to MeriStar Hospitality	256,473

Total long-term debt and notes payable to MeriStar Hospitality	$1,638,028

Average maturity	5.79 years
Average interest rate	8.9%

(a)	As of March 8, 2004, we had redeemed $13.5 million of 8.75% notes payable to MeriStar Hospitality due 2007, $16.5 million of 9% senior unsecured notes due 2008, $30.8 million of 9.125% senior unsecured notes due 2011, and $14.2 million of 10.5% senior unsecured notes due 2009.

     We are subject to the risks normally associated with significant amounts of debt, including the risks that:

•	our vulnerability to downturns in our business, such as the one we are currently experiencing, is increased, requiring us to reduce our capital expenditures as described further in “— Operating Risks” and restrict our ability to make acquisitions;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness, including secured indebtedness;

•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and

•	MeriStar Hospitality currently is, and may in the future be, unable to pay dividends on its common stock.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness would have an adverse effect on us.

      As of December 31, 2003, we had approximately $1.6 billion of total debt outstanding with an average maturity of 5.79 years. In addition, we may borrow up to $50 million under our new revolving senior secured credit facility that matures in 2006. If we do not have sufficient funds to repay our indebtedness at maturity, we may have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to sell hotels or other assets on disadvantageous terms. This could potentially result in losses and impairments and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on our indebtedness, our outstanding indebtedness could be accelerated and our properties could be foreclosed upon by the secured lenders with a consequent loss of income and asset value. Accordingly, the inability to refinance our indebtedness could adversely impact our ability to make payments on the notes.

Some of our debt instruments have restrictive covenants that could affect our financial condition.

      All of our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes, but none of MeriStar Hospitality’s convertible subordinated notes, have either been co-issued or guaranteed by us, and have also been guaranteed by most of MeriStar Hospitality’s other subsidiaries. The CMBS and mortgage debt and our new senior secured credit facility have been secured by specific properties.

      The indentures relating to some of our outstanding debt contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

•	incurring additional indebtedness and issuing capital stock;

•	declaring and paying dividends;

•	selling our assets and using the proceeds from sales of assets;

•	conducting transactions with our affiliates; and

•	incurring liens.

      We currently have no outstanding borrowings under our new senior credit facility. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required to maintain MeriStar Hospitality’s status as a REIT, and our ability to incur additional secured and total indebtedness. The agreement also contains customary events of default, including the loss of MeriStar Hospitality’s REIT status and a cross-default provision, which would be triggered by a non-payment, a default or an acceleration of, $50 million or more of non-recourse indebtedness secured by our assets or $5 million or more of any other indebtedness.

      The indentures relating to our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes significantly restrict our ability to incur indebtedness and MeriStar Hospitality from paying dividends, and our ability to acquire or prepay certain of our debt if our fixed charge coverage ratio (as defined in these indentures) is less than 2 to 1 for our most recently ended four fiscal quarters. This ratio has been less than 2 to 1 since March 2002.

      Debt instruments we issue in future offerings will likely contain similar restrictive covenants. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, they may require us to maintain specific financial ratios and to satisfy various financial covenants. We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.

      One of our secured facilities is secured by a portfolio of 19 hotels and contains standard provisions that require the mortgage servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service if certain financial tests relating to the operation of the hotels are not met. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $27.2 million of cash was held in escrow under this provision as of December 31, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003 (approximately $18.4 million as of December 31, 2003). Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, it will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

      Although the terms of our debt instruments restrict our ability to incur additional indebtedness, neither our organizational documents nor those debt instruments prohibit the incurrence of additional indebtedness. If we add new debt to our current debt, including CMBS or other debt that we may issue, the related risks we now face could intensify and increase the risk of default on our indebtedness.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

      We may consider opportunities to convert fixed rate debt to floating rate debt in order to take advantage of current low rates for floating rate debt. In the future we may also incur indebtedness, including that under our new senior secured credit facility, bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, make acquisitions or pursue other business opportunities.

Operating Risks

Acts of terrorism, the threat of terrorism, the possibility of conflicts with other countries in addition to Iraq, and the ongoing war against terrorism have had and will continue to have a negative effect on our industry and our results of operations.

      The terrorist attacks of September 11, 2001 and the threat of additional similar events and the weak economy have had a negative effect on our hotel operations from the third quarter of 2001 to the present, causing lower than expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels’ occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel.

      The September 11 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns or preferences will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents, the possibility of conflicts with other countries in addition to Iraq, threats and the possibility of future attacks will continue to hamper business and leisure travel patterns.

The economic slowdown, the threat of further terrorist attacks, the conflict in Iraq and the uncertainties of conflicts with other countries have materially affected, and may continue to adversely affect, our revenue per available room, or RevPAR, performance and operating cash flows, and if they worsen or continue, these effects could become materially more adverse.

      We have experienced the following declines in RevPAR (calculated on a comparable hotel basis period over period):

•	7.9% decline during the full year 2002, as compared to the full year 2001; and

•	3.6% decline during the full year 2003, as compared to the full year 2002.

      We used cash in our operations of $17.1 million during the year ended December 31, 2003, compared to generating cash from operations of $57.9 million in 2002. We generated $147.2 million of cash from operations during 2001. The decreases from 2001 are due to the economic slowdown that began in 2001, as well as the effects on travel of the terrorist attacks of September 11, 2001, the continuing threat of further terrorist attacks and the uncertainty of international conflicts. The effects of the attacks, the condition of the economy and continued uncertainty with respect to the international geopolitical situation have resulted in levels of business and leisure travel that remain significantly lower than the levels we experienced prior to September 2001. If the economy takes longer to recover than expected or the economy begins to worsen again, further declines in occupancy could also lead to declines in average daily room rates and could have a further material adverse effect on our financial results.

      In response to the decline in our cash flows since September 11, 2001, we significantly curtailed our capital expenditure program, which may have adversely affected the competitive position of our hotels in their markets. At the end of 2003, we initiated an aggressive capital expenditure reinvestment program for our core assets. We feel this program is necessary to maintain and improve asset values and to properly position our hotels for any industry recovery. We expect to spend approximately $225 million pursuant to our renovation program over the next two years, with approximately $125 million to be spent in 2004. However, if current economic conditions worsen, we may again have to curtail our capital expenditures. There is no guarantee that our capital expenditure reinvestment program will lead to improved results. We have also sold non-core assets to generate cash. Since January 1, 2003, we have sold 24 hotels for aggregate gross proceeds of approximately $190.8 million in cash, and currently plan to dispose of, in the near future, a total of 10 additional non-core assets, from which we expect to generate gross proceeds of approximately $75 million to $85 million.

If our revenues are negatively affected by one or more particular risks, our operating margins could suffer.

      We report operating revenues and expenses from our hotels; therefore, we have sensitivity to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

      Various factors could adversely affect our operating margins, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

•	dependence on business and commercial travelers and tourism, which have been affected by the events of September 11, 2001 and threats of further terrorism, or other outbreaks of hostilities, and may otherwise fluctuate and be seasonal;

•	other factors that may influence travel, including health and safety concerns;

•	changes in general and local economic conditions;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the recurring costs of necessary renovations, refurbishments and improvements of hotel properties;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.

      In addition, demographic, geographic or other changes in one or more of the markets of our hotels could affect the convenience or desirability of the sites of some hotels, which would in turn affect their operations.

The insurance market has been adversely affected.

      Since the September 11, 2001 terrorist attacks, the insurance and reinsurance industries have been dramatically affected. Companies in all industry segments experienced increases in premiums and reductions in coverage upon renewal of their insurance policies immediately following the terrorist attacks. Some entities experienced an inability to obtain insurance. If we are unable to maintain insurance that meets the requirements of our lenders and franchisors, and if we are unable to amend or waive those requirements, it could have a material adverse effect on our business. Our total annual property and casualty insurance premiums are approximately $9.3 million under our current policies.

We have significant operational relationships with Interstate Hotels, and Interstate Hotels’ operating or financial difficulties could adversely affect our hotels’ operations or our financial position.

      Interstate Hotels currently manages all of our hotels. As a result, we depend heavily on Interstate Hotels’ ability to provide efficient, effective management services to our hotels. Although we monitor the performance of our properties on an ongoing basis, Interstate Hotels is responsible for the day-to-day management of our properties. According to Interstate Hotels’ public statements, Interstate Hotels has incurred a net loss of $4.5 million for the year ended December 31, 2003, and on a pro forma basis giving effect to the merger that formed Interstate Hotels, net losses of $9.7 million and $20.5 million for the years ended December 31, 2002 and 2001, respectively. If Interstate Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels and lead to lower operating results from our properties.

      Interstate Hotels is the managing general partner in MeriStar Investment Partners, LP, which we refer to as MIP, a joint venture established to acquire upscale, full-service hotels. We have a 16% preferred partnership interest in MIP, equal to an initial investment of $40 million. We also have a receivable for $19.6 million in cumulative preferred returns outstanding as of December 31, 2003 which MIP has been unable to remit to us because of limited free cash flow and the effect of restrictive covenants in certain of its debt instruments. If Interstate Hotels is unable to continue as the managing general partner of MIP, a liquidation of MIP could occur. This liquidation could result in an additional impairment of our investment. See “Business — Recent Developments — Impairment Charge Relating to MeriStar Investment Partners, L.P.”

We invest in a single industry.

      Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

We have a high concentration of hotels in the upscale, full-service segment, which may increase our susceptibility to an economic downturn.

      As of December 31, 2003, 86% of our hotels were in the upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to decreases in revenues, as compared to hotels in other segments that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties or political instability, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This characteristic has had, and could continue to have, a material adverse effect on our revenues and results of operations.

The lodging business is seasonal.

      Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel, may also adversely affect our earnings.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

      As of December 31, 2003, approximately 89% of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with Interstate Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require us to incur significant expenses or capital expenditures. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

      In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently-acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. We frequently engage in discussions with franchisors regarding both necessary capital as well as service improvements as a condition of maintaining our franchise licenses. Generally, the resolution of these issues requires us to commit to achieve or maintain specified improvement milestones over time, which often require additional capital expenditures. Unexpected capital expenditures resulting from these discussions could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

      We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates or accommodations, price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Customers may use the Internet to make bookings for some of our brands. However, the Internet sales channel, which historically has been a discount sales channel, could be used to wage a price war in a particular market. All of these factors could adversely affect our operations and the number of suitable business opportunities.

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

      We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations.

Costs of compliance with environmental laws could adversely affect our operating results.

      See “Governmental Regulation — Environmental Laws” for a discussion of the risks related to environmental compliance.

Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

      A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Interstate Hotels believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

      Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

Corporate Structure Risks

We have some potential conflicts of interest with Interstate Hotels.

      Our Chief Executive Officer and Chairman of the Board of Directors, Paul W. Whetsell, is also Chairman of the Board of Directors of Interstate Hotels. Our relationship with Interstate Hotels is governed by an intercompany agreement and management agreements for each managed hotel. The intercompany agreement restricts each party from taking advantage of certain business opportunities without first presenting those opportunities to the other party. We may have conflicting views with Interstate Hotels on the operation and management of our hotels and with respect to lease arrangements, acquisitions and sales. Inherent potential conflicts of interest will be present in all of the numerous transactions among Interstate Hotels and us.

      The terms of the intercompany agreement and our management agreements with Interstate Hotels were not negotiated on an arm’s-length basis. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests which could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our agreements with Interstate Hotels.

We have restrictions on our business and on our future opportunities that could affect our business.

      We are a party to an intercompany agreement with Interstate Hotels. The intercompany agreement generally grants Interstate Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We must make such an opportunity available to Interstate Hotels only if we determine that:

•	we are required to enter into a management agreement with an unaffiliated third party with respect to the property in order to maintain MeriStar Hospitality’s status as a REIT;

•	Interstate Hotels is qualified to be the manager of that property;

•	we decide not to have the property operated by the owner of a hospitality trade name under that trade name;

•	the property is unencumbered by a management agreement, or if a management agreement exists, it can be freely terminated or terminated by the payment of a fee, which Interstate Hotels agrees to pay; and

•	the property is not subject to a leasehold estate held by an unaffiliated third party.

      Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue. Each of our Board of Directors and the Board of Directors of Interstate Hotels has formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement. Discussions also include possible changes to the provisions of the various management agreements relating to our hotels, including the method of calculation for the incentive fee and termination fees. See “Business — Recent Developments — Relationship with Interstate Hotels.”

We may have conflicts relating to the sale of hotels subject to management agreements.

      Our management agreements with Interstate Hotels may require us to pay a termination fee to Interstate Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. We must pay this fee if we do not replace the hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of Interstate Hotels’ remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for Interstate Hotels and us. If we dispose of the 10 remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $5.5 million, assuming the disposition of all 10 of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. In addition, we may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $9.8 million with respect to the 24 properties we have already sold. Therefore, the requirement to pay a termination fee may make a sale transaction less desirable economically.

We lack control over management and operations of our hotels.

      We depend on the ability of Interstate Hotels to operate and manage our hotels. In order for MeriStar Hospitality to maintain its REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with Interstate Hotels could limit our acquisition opportunities in the future.

      Our relationship with Interstate Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so believing that we may rely primarily on Interstate Hotels to manage the acquired properties or that Interstate Hotels might have a right of first refusal to manage some or all of the acquired properties under the terms of the intercompany agreement. These persons may instead provide acquisition opportunities to companies free to choose their managers or to hotel management companies who choose to own and manage the properties following the sale. This could limit our acquisition opportunities in the future.

Federal Income Tax Risks

Requirements imposed on us relating to MeriStar Hospitality’s REIT status could cause us to operate in a manner that might be disadvantageous to noteholders.

      We have operated and intend to continue to operate in a manner designed to permit MeriStar Hospitality to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

      To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, MeriStar Hospitality normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gain. MeriStar Hospitality will be subject to income tax on undistributed real estate investment trust taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay with respect to any calendar year are less than the sum of:

•	85% of its ordinary income for the calendar year;

•	95% of its capital gain net income for that year, unless MeriStar Hospitality elects to retain and pay income tax on those gains; and

•	100% of its undistributed income from prior years.

      MeriStar Hospitality intends to make distributions to its stockholders to comply with the 90% distribution requirements described above and generally to avoid federal income taxes and the nondeductible 4% excise tax. Its income will consist primarily of its share of our income and its cash flow will consist primarily of our distributions. It is possible that differences in timing between the receipt of income and the payment of expenses in arriving at its taxable income and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could in the future require it to borrow funds on a short- or long-term basis to enable it to continue to qualify as a REIT and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, MeriStar Hospitality might need to borrow funds in order to avoid adverse tax consequences even if it believes that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of these tax considerations.

      MeriStar Hospitality, as our general partner, will determine our distributions. The amount of these distributions is dependent on a number of factors, including:

•	the amount of cash available for distribution;

•	our financial condition;

•	our decision to reinvest funds rather than to distribute the funds;

•	restrictions in its debt agreements;

•	our capital expenditure requirements;

•	the annual distribution requirements under the Internal Revenue Code as described above; and

•	other factors as MeriStar Hospitality deems relevant.

      Although we intend to make distributions so that MeriStar Hospitality satisfies the annual distribution requirement to avoid corporate income taxation on the earnings that it in turn distributes, we may not be able to do so.

If MeriStar Hospitality fails to qualify as a REIT, we will be subject to federal income tax at corporate rates which could adversely affect our operations and MeriStar Hospitality’s ability to satisfy its obligations as a guarantor of our borrowings.

      Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect

MeriStar Hospitality’s ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, such as MeriStar Hospitality does. Moreover, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

      If MeriStar Hospitality fails to qualify as a REIT in any taxable year, it will not be allowed a deduction for distributions to its stockholders in computing its taxable income and it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at the applicable corporate rate. In addition, unless it was entitled to relief under statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This disqualification might reduce the funds available to it to satisfy its obligations or make distributions to its stockholders because of the additional tax liability for the year or years involved.

      MeriStar Hospitality would cease to qualify as a REIT if the Internal Revenue Service were successfully to determine that we should properly be treated as a corporation for federal income tax purposes and it also might cease to qualify as a REIT if the Internal Revenue Service were successfully to determine that any of the other partnerships or the joint ventures or limited liability companies in which it or we hold an interest is properly treated as a corporation for federal income tax purposes.

      The imposition of a corporate tax on any of these entities, and any accompanying loss of MeriStar Hospitality’s real estate investment trust status, could substantially reduce the amount of cash available for payment on our indebtedness.

      If MeriStar Hospitality were to fail to qualify as a REIT, it no longer would be subject to the distribution requirements of the Internal Revenue Code. To the extent that distributions to stockholders would have been made in anticipation of its qualifying as a REIT, it might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. Although it currently operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause it to decide to revoke the REIT election.

ITEM 2.          PROPERTIES

      Our principal executive offices are located in Arlington, Virginia. All of our hotels are currently leased to our taxable subsidiaries and are owned directly by our operating partnership or its subsidiaries. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites. Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/reception functions from groups and associations, upscale business and vacation travelers, and the local community.

      The following table sets forth certain information with respect to our 92 hotels owned as of December 31, 2003. We have sold nine hotels with 2,197 rooms since January 1, 2004. Ten of the remaining 83 hotels are currently planned for disposition.

		Guest
Hotel	Location	Rooms

Arizona
Crowne Plaza Phoenix(4)	Phoenix	250
Embassy Suites Tucson	Tucson	204
California
Courtyard by Marriott Century City	Century City	134
Courtyard by Marriott Marina del Ray	Marina Del Rey	276
Crowne Plaza San Jose	San Jose	239
Doral Palm Springs(1)	Palm Springs	285
Hilton Irvine	Irvine	289
Hilton Monterey	Monterey	204
Hilton Sacramento	Sacramento	331
Marina Hotel San Pedro(2)	San Pedro	226
LA Marriott Downtown	Los Angeles	469
Sheraton Fisherman’s Wharf	San Francisco	525
Wyndham San Jose Hotel(2)	San Jose	355
Colorado
Embassy Suites Denver	Englewood	236
Holiday Inn Garden of the Gods	Colorado Springs	200
Sheraton Colorado Springs	Colorado Springs	500
Connecticut
Hartford Hotel(2)(3)(4)	Hartford	388
Ramada Plaza Meriden(3)(4)	Meriden	150
Ramada Plaza Shelton(4)	Shelton	155
Doubletree Windsor Locks	Windsor Locks	200
Florida
Best Western Sanibel Island Resort	Sanibel Island	46
Holiday Inn Walt Disney World Village(2)	Lake Buena Vista	314
Doubletree Hotel Westshore	Tampa	496
Hilton Clearwater(2)	Clearwater	426
Hilton Hotel Cocoa Beach	Cocoa Beach	296
Holiday Inn Fort Lauderdale Beach	Ft. Lauderdale	240
Howard Johnson Resort Key Largo	Key Largo	100
Radisson Twin Towers of Orlando	Orlando	742
Safety Harbor Resort and Spa	Safety Harbor	193
Sanibel Inn	Sanibel Island	96
Seaside Inn	Sanibel Island	32

		Guest
Hotel	Location	Rooms

Sheraton Safari Lake Buena Vista	Lake Buena Vista	489
Song of the Sea	Sanibel Island	30
South Seas Plantation Resort & Yacht Harbor	Captiva	579
Sundial Beach Resort	Sanibel Island	243
Westin Resort Key Largo(1)	Key Largo	200
Georgia
Doubletree Atlanta	Atlanta	155
Westin Atlanta	Atlanta	495
Wyndham Marietta	Marietta	218
Illinois
Holiday Inn Chicago O-Hare International Airport	Rosemont	507
Radisson Chicago	Chicago	350
Park Plaza Arlington Heights	Arlington Heights	247
Indiana
Doubletree Indianapolis	Indianapolis	137
Kentucky
Hilton Seelbach	Louisville	321
Radisson Lexington	Lexington	367
Louisiana
Hilton Lafayette	Lafayette	327
Holiday Inn Select New Orleans	Kenner	303
Hotel Maison de Ville(2)	New Orleans	23
Maryland
Radisson Annapolis	Annapolis	219
Radisson Cross Keys	Baltimore	148
Sheraton Columbia	Columbia	287
Michigan
Hilton Detroit	Detroit	151
Hilton Hotel Grand Rapids	Grand Rapids	224
New Jersey
Courtyard by Marriott Secaucus(2)	Secaucus	165
Doral Forrestal(2)	Princeton	290
Marriott Somerset	Somerset	440
Sheraton Crossroads Hotel Mahwah	Mahwah	225
Westin Governor Morris(1)(3)(4)	Morristown	199
New Mexico
Doubletree Albuquerque	Albuquerque	295
Wyndham Albuquerque Airport Hotel(2)	Albuquerque	276
North Carolina
Courtyard by Marriott Durham	Durham	146
Hilton Hotel Durham	Durham	194
Sheraton Charlotte Airport	Charlotte	222
Ohio
Hilton Hotel Toledo(2)	Toledo	213
Park Plaza Cleveland	Middleburg Heights	237
Oklahoma
Westin Oklahoma City	Oklahoma City	395

		Guest
Hotel	Location	Rooms

Pennsylvania
Embassy Suites Philadelphia	Philadelphia	288
Holiday Inn Select Bucks County(3)(4)	Trevose	215
Sheraton Great Valley	Frazer	198
Texas
Doubletree Austin	Austin	350
Hilton Arlington	Arlington	309
Hilton Austin	Austin	320
Hilton Houston Westchase	Houston	295
Hilton Midland(4)	Midland	249
Holiday Inn DFW West(3)(4)	Bedford	243
Holiday Inn Select DFW South	Irving	409
Marriott West Loop Houston	Houston	302
Renaissance Dallas Marriott	Dallas	289
Sheraton Dallas(3)(4)	Dallas	348
Sheraton Houston	Houston	382
Utah
Hilton Salt Lake Airport	Salt Lake City	287
Virginia
Hilton Arlington	Arlington	209
Hilton Crystal City	Arlington	386
Holiday Inn Historic District Alexandria	Alexandria	178
Radisson Old Town Alexandria	Alexandria	253
Washington
Hilton Bellevue	Bellevue	179
Washington, D.C.
Georgetown Inn	Washington, D.C.	96
Hilton Embassy Row(2)	Washington, D.C.	193
Latham Georgetown	Washington, D.C.	143
Wisconsin
Crowne Plaza Madison	Madison	226
Holiday Inn Madison	Madison	194
Canada
Sheraton Guildford(3)	Guildford, B.C.	278

Total Rooms		24,733

(1)	We lease part of the land on which this hotel was built under one or more long-term lease agreements.

(2)	We lease the land on which this hotel was built under one or more long-term lease agreements.

(3)	This property was classified as held for sale as of December 31, 2003.

(4)	We have sold these properties since January 1, 2004.

ITEM 3.          LEGAL PROCEEDINGS

      In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is not an established public trading market for our OP units. The OP units, however, are redeemable at the option of the holder for a like number of shares of common stock of MeriStar Hospitality, or, at the option of MeriStar Hospitality, for the cash equivalent. The following information is provided regarding the common stock of MeriStar Hospitality. MeriStar Hospitality’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MHX.” The following table sets forth for the periods indicated the high and low sales prices for MeriStar Hospitality’s common stock and the cash dividends declared with respect thereto.

	Market Price Range
			Cash
	High	Low	Dividends

Fiscal Year Ending December 31, 2004:
First Quarter (through March 8, 2004)	$7.18	$5.73	(1)
Fiscal Year Ended December 31, 2003:
Fourth Quarter	7.37	5.76	(1)
Third Quarter	7.81	5.14	(1)
Second Quarter	5.90	3.41	(1)
First Quarter	7.00	2.23	(1)
Fiscal Year Ended December 31, 2002:
Fourth Quarter	8.65	6.60	(1)
Third Quarter	15.40	8.25	.01
Second Quarter	18.50	14.80	.01
First Quarter	18.25	13.64	.01

(1)	MeriStar Hospitality suspended its quarterly dividend payment in the fourth quarter of 2002. At current operating levels, MeriStar Hospitality does not anticipate paying a dividend in 2004.

    The last reported sales price of MeriStar Hospitality’s common stock on the NYSE on March 8, 2004 was $6.81. As of March 8, 2004, there were 523 holders of record of MeriStar Hospitality’s common stock.

      Based on our current operating levels, MeriStar Hospitality does not expect to pay a dividend in 2004. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as MeriStar Hospitality’s Board of Directors deems relevant. Also, our new $50 million credit facility and the indentures related to Meristar Hospitality’s senior unsecured notes and senior subordinated notes contain limitations on the ability to declare and pay dividends. Therefore, Meristar Hospitality can give no assurance that it will make any such distributions in the future.

      To obtain the favorable tax treatment accorded to REITs under the Internal Revenue code, MeriStar Hospitality normally is required each year to distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of available cash in order to meet these distribution requirements. In that event, MeriStar Hospitality would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain its qualification as a REIT. The restricted payments covenant in the indenture governing our outstanding senior subordinated notes does not permit MeriStar Hospitality to pay any dividends, including those required for it to maintain its REIT status, until we meet a 2.0 to 1.0 fixed charge coverage test. We are currently unable to meet that test and are likely to be unable to meet that test for the foreseeable future.

Recent Sales of Unregistered Securities

      We have granted the following Profits-Only Operating Partnership Units, or POPs, to certain of our employees pursuant to our POPs Plan, which is incorporated by reference in Exhibit 10.9 of this Annual Report on Form 10-K.

		Number of POPS	Number of POPs
	Number of	Outstanding as of	Vested as of
Date of Grant	POPs Granted	March 8, 2004	March 8, 2004

May 1, 2002	162,500	162,500	99,306
April 1, 2002	25,000	25,000	15,972
April 16, 2001	350,000	200,000	186,112
March 29, 2000	462,500	300,000	300,000

      The POPs were generally granted as fixed awards, and vest ratably over periods ranging from three to five years.

ITEM 6.          SELECTED FINANCIAL DATA

      The following table sets forth summary selected historical consolidated financial data derived from our audited consolidated financial statements and other information as of and for each of the five years presented. The following information should be read in conjunction with our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

2003	2002	2001	2000	1999

(in thousands, except per share amounts and operating data)
Summary of Operations, year ended December 31:
Total revenue	$843,834	$865,693	$929,321	(A)	$341,482	$316,439
Interest expense, net	(141,443)	(136,880)	(122,655)	(118,221)	(101,687)
Minority interest income (expense)	62	15	48	3	24
(Loss) gain on sale of assets(B)	—	—	(2,176)	3,495	—
(Loss) income from continuing operations(C)	(269,301)	(77,241)	(18,878)	85,015	78,341
(Loss) income from discontinued operations(D)	(135,136)	(93,578)	(25,607)	33,021	33,315
Net (loss) income	(404,437)	(170,819)	(44,485)	118,036	111,656
Basic (loss) earnings per OP unit from continuing operations	(5.01)	(1.59)	(0.41)	1.66	1.49
Diluted (loss) earnings per OP unit from continuing operations	(5.02)	(1.59)	(0.41)	1.65	1.49
Dividends per Common OP unit	—	0.03	1.525	2.02	2.02

Financial Position as of December 31:
Property and equipment, net	$2,086,889	(E)	$2,559,937	(E)	$2,786,297	$2,906,501	$2,936,293
Cash and cash equivalents	230,876	33,889	23,441	242	2,549
Total assets	2,487,030	2,793,982	3,004,586	3,006,500	3,086,096
Long-term debt and notes payable to MeriStar Hospitality Corporation	1,638,028	1,654,102	1,700,134	1,638,319	1,676,771
Number of OP units outstanding	70,300	49,426	49,033	48,851	52,193

Operating Data for Owned Hotels and Properties:
Number of hotels as of December 31	92	107	112	114	116
Number of guest rooms as of December 31	24,733	27,581	28,653	29,090	29,348
Average occupancy(F)	66.3%	66.0%	67.2%	73.1%	72.7%
ADR(G)	$97.74	$101.84	$108.74	$111.52	$105.37
RevPAR(H)	$64.83	$67.26	$73.03	$81.52	$76.56

(A)	Until January 1, 2001, Interstate Hotels leased substantially all of our hotels from us, and we received participating lease revenue from Interstate Hotels, which represented a specified percentage of each hotel’s revenue. Under the leases, Interstate Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, in connection with changes permitted by the REIT Modernization Act, Interstate Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management arrangements with Interstate Hotels to manage the hotels. As a result of this change, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay Interstate Hotels a management fee to manage the hotels for us. Effective January 1, 2001, we began recording all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to Interstate Hotels. As a result, our operating results for the years ended after December 31, 2000 are not directly comparable to those for the years ended prior to December 31, 2001.

(B)	During 2001, we sold two hotels for a loss. During 2000, we sold three limited-service hotels for a gain.

(C)	Continuing operations included losses on asset impairments related to our hotel portfolio of $163.4 million, $6.9 million, and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, continuing operations also included an impairment loss of $25 million on our investment in MeriStar Investment Partners, L.P.

We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 145 on January 1, 2003. Certain provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified. Our prior period extraordinary items were reclassified, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as a component of continuing operations. Prior period amounts reclassified to continuing operations were as follows:

•	during 2001, we repaid term loans under our previous credit facility and wrote off deferred financing costs associated with this facility totaling $2.7 million, net of tax;

•	during 2000, we repurchased some of our 4.75% notes payable to MeriStar Hospitality at a discount, resulting in a $3.1 million gain, net of tax, on the repurchase; and

•	during 1999, we refinanced some of our loan facilities and wrote off deferred financing costs associated with these facilities totaling $4.5 million, net of tax.

(D)	We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 requires that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. During 2003, we sold 15 hotels in separate transactions for an aggregate of $127.9 million in cash. As of December 31, 2003, we had seven hotels classified as held for sale, six of which were sold in early 2004 for an aggregate of $44.5 million in cash. During 2002, we sold five hotels in separate transactions for an aggregate of $60.7 million in cash. Discontinued operations included losses on asset impairments of $131.7 million, $71.8 million, and $41.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

(E)	Includes $51 million and $110 million of assets held for sale as of December 31, 2003 and 2002, respectively.

(F)	Total number of rooms occupied by hotel guests on a paid basis, divided by total available rooms. Prior periods have been restated to reflect occupancy data for the 85 hotels included in continuing operations.

(G)	Average Daily Rate, or ADR, represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis. Prior periods have been restated to reflect ADR for the 85 hotels included in continuing operations.

(H)	Revenue Per Available Room, or RevPAR, represents total room revenue divided by total available rooms. Prior periods have been restated to reflect RevPAR for the 85 hotels included in continuing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Summary

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality, which is a real estate investment trust, or REIT. We own a portfolio of primarily upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2003, we owned 92 hotels with 24,733 rooms. We have sold nine hotels with 2,197 rooms since January 1, 2004. Ten of the remaining 83 hotels are currently planned for disposition. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States and one in Canada. All of our hotels are leased by our taxable subsidiaries and all are currently managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

      Since the July 2002 merger that formed Interstate Hotels, we and Interstate Hotels have been separating the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. In December 2003, our Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement. Discussions also include possible changes to the provisions of the various management agreements relating to our hotels, including the method of calculation for the incentive fee and termination fees.

Results Overview

      At the beginning of 2003, we set out a strategy to position our company to best take advantage of an expected economic and industry recovery. Our strategy included the following key initiatives: reshape the portfolio through asset sales; enhance liquidity; reduce our leverage and extend our debt maturities; begin an aggressive renovation program of our core product offering; and focus on asset performance through aggressive asset management.

      We have made significant progress in reshaping our portfolio with our asset disposition program, completing the sale of 24 non-core assets through March 8, 2004. We have generated $190.8 million in gross cash proceeds, which has significantly enhanced our liquidity. Through the borrowing of $170 million of 9.5% notes payable from MeriStar Hospitality due 2010 in July of this year, we were able to nearly completely refinance the borrowings under our 4.75% notes payable to MeriStar Hospitality due 2004 to below $4 million and extend this nearest maturing debt security to 2010. Our issuance of OP units for cash in September 2003, the debt for OP unit exchange transactions, as well as the completion of our $101 million, 10-year, 6.88% commercial mortgage-backed securities financing, and the $50 million senior credit facility have also significantly enhanced our liquidity, reduced our leverage and aided in extending our debt maturities.

      We have begun an aggressive renovation program for our core assets. We expect to invest approximately $225 million in capital expenditures over the next two years to upgrade our core product to meet or exceed the standards of our primary brands — Hilton, Marriott, and Starwood — to improve the competitiveness of these assets in their markets and enable them to more fully participate in any economic recovery.

      Our operating results were negatively affected by the continued sluggish economy in the first half of 2003, as well as geopolitical events, war and the continued threat of domestic terrorism. Although the general economic indicators began to show positive signs of recovery in the second half of the year, as of year end, this general economic growth had not yet translated into meaningful growth in lodging demand and consequently RevPAR. However, it has not been unusual for demand growth in the hospitality industry historically to lag an economic recovery by at least six to nine months. We continue to face the challenge of decreased corporate travel, changing channels of distribution including increased internet bookings, pressure on room rates and margin erosion. See “Results of Operations” section below for a more detailed discussion.

Results of Operations

      Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating results is our 16% cumulative preferred return on our partnership interest in MIP. Operating costs include direct costs to run our hotels, management fees to Interstate Hotels for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

      The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to conform to this requirement. See Footnote 14, “Dispositions and Acquisitions,” included in Item 8 of this Annual Report on Form 10-K for further information regarding the amounts reclassified.

      Summary data for the years ended December 31 were as follows (dollars in thousands, except operating data statistics):

				Percent Change

				2003 vs	2002 vs
	2003	2002	2001	2002	2001

Summary of Operations:
Total revenue	$843,834	$865,693	$929,321	(2.5)%	(6.8)%

Hotel operating expenses	340,642	331,414	348,638	2.8	(4.9)
Other operating expenses	449,901	459,706	466,325	(2.1)	(1.4)
Loss on asset impairments	163,390	6,925	2,278	>100.0	>100.0
Impairment of investment in affiliate	25,000	—	—	>100.0	—

Total operating expenses	978,933	798,045	817,241	22.7	(2.3)

Operating (loss) income	(135,099)	67,648	112,080	(299.7)	(39.6)
Minority interest income	62	15	48	313.3	(68.8)
Other significant items, net	4,085	(9,181)	(8,842)	>100.0	3.8
Interest expense, net	(141,443)	(136,880)	(122,655)	3.3	11.6
Loss from continuing operations	(269,301)	(77,241)	(18,878)	248.7	309.2
Loss from discontinued operations(a)	(135,136)	(93,578)	(25,607)	44.4	265.4

Net loss	$(404,437)	$(170,819)	$(44,485)	136.8%	284.0%

				Percent Change

				2003 vs	2002 vs
	2003	2002	2001	2002	2001

Operating Data:
Average Daily Rate	$97.74	$101.84	$108.74	(4.0)%	(6.3)%
Occupancy	66.3%	66.0%	67.2%	0.5	(1.8)
Revenue Per Available Room (RevPAR)	$64.83	$67.26	$73.03	(3.6)	(7.9)

(a)	Includes loss on asset impairments of $131.6 million, $71.8 million and $41.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Also includes loss on disposal of $2.4 million and $21.2 million for the years ended December 31, 2003 and 2002, respectively.

Year ended December 31, 2003 compared with the year ended December 31, 2002

      Total revenue. Total revenue decreased in 2003 compared to 2002, primarily due to a $20.6 million decrease in room revenue directly attributable to a decrease in average daily rate. The average daily rate declined 4.0% for the year ended December 31, 2003 when compared with the same period in 2002 due to the downward pressures on our rates as a result of soft corporate transient and leisure demand throughout the year, coupled with an increase in sales through lower rated group, contract, and internet sales channels. The slight increase in occupancy over the same period did not significantly offset the rate decline.

      Hotel operating expenses. Hotel operating expenses increased from 2002 to 2003 due primarily to increases in food and beverage expenses and other hotel operating costs. These expenses increased mainly due to our focus on improving guest satisfaction, as well as an increase in occupancy in 2003 over 2002.

      Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, and property taxes, insurance and other. The decrease from 2002 to 2003 was due primarily to a $14.5 million charge incurred related to the settlement of a $42.1 million term loan due from Interstate Hotels during late 2002. Excluding that charge, other variations in these expenses were as follows:

      General and administrative expenses at the hotel level increased by approximately $3 million, offset by a reduction in corporate costs from 2002 whereby costs of $3.2 million were incurred related to the formal separation of management functions from Interstate Hotels. Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $2.3 million during 2003 to $129.3 million. Increases in repairs and maintenance expense of $3.1 million and energy costs due to the civil disruptions in Venezuela and the war in Iraq of $1.9 million were partially offset by decreases in franchise and management fees totaling $2.1 million. We began implementing a strategic energy plan across our portfolio during the fourth quarter of 2003, which is designed to aid in the control of volatile energy costs. Depreciation and amortization decreased $5.2 million in 2003 to $102.8 million from $108 million in 2002 due to the reduction in the book value of our property and equipment stemming from the substantial asset impairment charge in the first half of 2003. Also contributing to the decline were the early extinguishments of debt, thereby reducing on-going amortization of related deferred financing costs. Property tax refunds and favorable resolution of property tax liabilities totaling approximately $7.6 million during 2002 contributed to the $8.0 million increase in property taxes, insurance and other expenses for the 2003 comparative period. We expect to continue to face pressure from local jurisdictions as we try to minimize these costs.

      Loss on asset impairments. We recognized losses on asset impairments totaling $295 million and $78.7 million related to our asset disposition program during the years ended December 31, 2003 and 2002, respectively. Of these total asset impairment losses, $131.6 million and $71.8 million for the years ended 2003 and 2002, respectively, are included in discontinued operations. As of December 31, 2003, we had 19 assets planned for disposition, nine of which have been sold since January 1, 2004.

      The value of our $40 million investment in MeriStar Investment Partners, L.P. (“MIP”), which owns 10 hotels and is accounted for on a cost basis, has declined due to the continued decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow and thus the value of our investment in MIP will be recoverable over time, we expect that any such recovery will likely take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP is other than temporary, we recognized an impairment loss of $25 million on this investment during the fourth quarter of 2003.

      Other significant items, net. We recognized gains totaling $4.1 million during 2003 related to the early extinguishments of debt. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. The proceeds from the new borrowing were used to repurchase $150.6 million of the $154.3 million of outstanding 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in a $1.4 million gain.

      The proceeds from the issuance were also used to repurchase $22.6 million of outstanding 8.75% notes payable to MeriStar Hospitality due 2007, at varying prices, resulting in a $1.5 million gain. During 2003, we also repurchased a further $59.8 million of these notes, at varying prices, resulting in an aggregate loss of $0.3 million. In addition, we redeemed $39.2 million of our 8.75% notes payable due to MeriStar Hospitality in exchange for 6,669,506 Common OP units, resulting in a gain of $1.5 million.

      We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire since September 30, 2002, one in December 2002, one in April 2003 and one in July 2003. As of December 31, 2003, we had no outstanding derivative instruments. Prior year results included a net expense of $4.4 million related to the swap agreements in place during that time. Current year results were not materially affected by marking to market the swap agreements that expired during 2003. Prior year results also included a $4.7 million loss on the fair value of derivatives due to the repayment of debt that was originally hedged.

      Interest expense, net. Interest expense increased $4.6 million due primarily to the July 2003 borrowing of 9.5% notes payable from MeriStar Hospitality due 2010 to substantially repurchase our 4.75% notes payable to MeriStar Hospitality (see Note 6 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

      Discontinued operations. During 2003, we completed the sale of 15 hotels in separate transactions for an aggregate of $127.9 million in cash, resulting in loss on disposal of $2.4 million. As of December 31, 2003, we had seven hotels classified as held for sale, six of which we sold through March 8, 2004 for $44.5 million in cash. Discontinued operations for the year ended December 31, 2003 included impairment charges totaling $131.6 million related to the assets included in our disposition program. Discontinued operations for the year ended December 31, 2002 included impairment charges totaling $71.8 million, and a $21.2 million loss on disposal related to five hotels we sold during that year.

Year ended December 31, 2002 compared with the year ended December 31, 2001

      The slowing United States economy had a significant negative effect on our hotel operations in 2002, evidenced by a sharp reduction in transient business travel. This is reflected in the 6.3% reduction in average daily rate and the 1.8% reduction in occupancy in 2002 compared to 2001. We shifted our marketing efforts towards lower-rated group and contract business in most markets in order to maintain a base level of occupancy in our properties.

      Total revenue. Total revenue decreased in 2002 from 2001, primarily due to a $47.3 million decrease in room revenue attributable to decreases in average daily rate and occupancy. The decrease in occupancy also contributed to an $8.3 million decrease in food and beverage revenue and a $6.0 million decrease in telephone and conference service revenues.

      Hotel operating expenses. Hotel operating expenses decreased for the year ended December 31, 2002 from the same period in 2001 due primarily to reductions in room expense of $9.7 million as a result of lower occupancy in the year, coupled with a reduction in food and beverage costs of $7.0 million.

      Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, and property taxes, insurance and other.

      General and administrative expenses increased $2.8 million during the year, due primarily to the recognition of corporate reorganization costs and an increase in our marketing personnel in order to focus our efforts on group and contract business. In each year, we recognized corporate reorganization costs, $3.2 million in 2002 related to the formal separation of management functions from Interstate Hotels and $1.1 million in 2001 related to a restructuring at the corporate headquarters. Property operating costs decreased $6.9 million from $133.9 million in 2001 to $127 million in 2002 due mainly to a $2.9 million decrease in franchise fees, a $1.6 million decrease in management fees directly resulting from our decrease in revenues, and a $1.8 million decrease in energy costs primarily due to reduced occupancy. Property taxes, insurance and other costs decreased $6.9 million due primarily to a $7 million reduction in property taxes due to favorable resolution of certain appeals, as well as a reduction in tax-assessed values of certain properties. Depreciation and amortization increased $8.1 million due to the purchase of replacement computer equipment for our corporate office and amortization of deferred financing fees related to the December 2001 and February 2002 issuances of our senior unsecured notes.

      Other operating expenses for the year ended 2002 included a $14.5 million charge related to the early settlement of our note receivable with Interstate Hotels. Charges totaling $18.5 million were incurred specific to 2001 activities and included $9.3 million in swap termination fees, $5.8 million of transaction costs, expensed immediately when our proposed merger with FelCor Lodging Trust Inc. was terminated by both parties, a $2.1 million write-down of our investment in STS Hotel Net, and $1.3 million of costs to terminate our leases with Prime Hospitality Corporation.

      Loss on asset impairments. We recognized losses on asset impairments related to our asset disposition program during the years ended December 31, 2002 and 2001. Of total asset impairment losses, $71.8 million and $41.3 million for the years ended 2002 and 2001, respectively, are included in discontinued operations.

      Other significant items, net. Results for 2002 included a net expense of $4.4 million related to swap agreements in place during that time and also included a $4.7 million loss on the fair value of derivatives due to the repayment of debt that was originally hedged. During 2001, we recognized $6.7 million in expense when three of our swap agreements were converted to non-hedging instruments because the debt being hedged was repaid. During 2001, we sold two hotels in separate transactions and received proceeds of $9.7 million. The sales resulted in a loss of $2.2 million. The loss recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results in discontinued operations applies only to assets classified as held for sale or disposed of on or after January 1, 2002.

      Interest expense, net. Interest expense increased in 2002 due primarily to higher interest rates. We issued $250 million of senior unsecured notes in December 2001 and $200 million in February 2002 at fixed rates of interest greater than the variable rate on the debt that was repaid from the proceeds of the issuance.

      Discontinued operations. During 2002, we sold five hotels in separate transactions and received $60.7 million in cash, resulting in a loss on disposal of $21.2 million. Discontinued operations included impairment charges totaling $71.8 million and $41.3 million for the years ended December 31, 2002 and 2001, respectively.

Financial Condition, Liquidity, and Capital Resources

      Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, and investments in hotels (including capital projects and acquisitions). MeriStar Hospitality did not pay a dividend on its common stock during 2003, nor does it expect to pay one in 2004. We believe we have sufficient cash flow currently, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been heavily affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

      Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1 of this Annual Report on Form 10-K;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1 of this Annual Report on Form 10-K; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

      We continue to take steps to strengthen our balance sheet, build liquidity, reduce our leverage and extend our debt maturities. We have been committed to hold cash balances generally in excess of $60 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a new $50 million secured revolving bank line in December 2003, which will add flexibility to managing our liquidity.

      As part of our strategy to reduce our leverage and extend our debt maturities, in connection with MeriStar Hospitality’s July 2003 offering of $170 million 9.5% convertible subordinated notes due 2010, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes due 2010. These securities rank pari passu with our 4.75% notes payable due to MeriStar Hospitality due 2004. The proceeds from the issuance were mainly used to repurchase substantially all of the 4.75% notes payable to MeriStar Hospitality, which were our next significant maturity due in 2004, and $22.6 million of our 8.75% notes payable to MeriStar Hospitality due 2007. As a result of this transaction, we now have no material debt maturities until the 8.75% notes payable due to MeriStar Hospitality mature in 2007. During 2003, we also issued 6,669,506 Common OP units in exchange for the redemption of $39.2 million of the 8.75% notes payable to MeriStar Hospitality due 2007, and we repurchased an additional $59.8 million of these notes. As of December 31, 2003, we had a little less than $4 million of the 4.75% notes payable to MeriStar Hospitality due 2004 outstanding and had reduced the balance outstanding on the 8.75% notes payable to MeriStar Hospitality due 2007 to $83.4 million. Subsequent to year end, we acquired an additional $13.5 million of the 8.75% notes payable to MeriStar Hospitality due 2007 through the issuance of 2,291,150 Common OP units. In addition, as of March 8, 2004, we had purchased from available cash $61.5 million of our senior unsecured notes, including $16.5 million of the 9% senior unsecured notes, $30.8 million of the 9.125% senior unsecured notes and $14.2 million of the 10.5% senior unsecured notes. Following these exchanges and the repurchases, we had as of March 8, 2004, approximately $69.3 million of 8.75% notes payable to MeriStar Hospitality due 2007 and $884.0 million of outstanding senior unsecured notes. We expect to retire the remaining 8.75% notes payable to MeriStar Hospitality due 2007 in 2004.

      At the end of September 2003, we completed a $101 million, 10-year, 6.88% commercial mortgage-backed securities financing, secured by a portfolio of four hotels. We also issued 13,800,000 Common OP units for net proceeds totaling $95.4 million in the second half of 2003. Since January 1, 2003, we have raised to-date approximately $190.8 million from the sale of 24 properties in our disposition program, including the sales of nine hotels for $62.9 million since January 1, 2004. We ended 2003 with cash balances of $273.4 million, of which $230.9 million was unrestricted.

      We currently have 10 hotels (after the sales in 2004 through March 8, 2004) planned for disposition. We expect to generate gross proceeds of approximately $75 million to $85 million from the sales of these hotels. Our ability to realize these estimated proceeds is, however, dependent upon finding qualified buyers willing to pay a purchase price that we consider reasonable. We intend to use a majority of the proceeds from any asset sales to repurchase our senior debt, reinvest in our core assets and to fund acquisitions. Our target acquisitions include those hotels strategically located in major urban markets or destination resorts, and larger, branded hotels with significant meeting space, and may involve management contracts with hotel brand owners where our long-term investment focus makes us a preferred owner.

Sources and Uses of Cash

      The following table shows our consolidated cash flows, generated by (used in) our various activities, for the years ended December 31 (in thousands):

				2003 vs	2002 vs
	2003	2002	2001	2002	2001

Operating activities	$(17,137)	$57,898	$147,168	$(75,035)	$(89,270)
Investing activities	104,768	4,266	(68,924)	100,502	73,190
Financing activities	$109,485	(51,921)	(55,349)	161,406	3,428

      Our operating results and the amount of cash generated by our hotel operations were adversely affected beginning in late 2001 by the events of September 11, 2001 and have continued to be negatively affected by the reduction in travel resulting from geopolitical events, economic conditions, war, the continued threat of domestic terrorism, possible long-term changes in travel preferences, and other factors affecting business and leisure travel. Cash flow from operations decreased also in 2003 due to higher interest rates on our senior unsecured notes issued in February 2002 as well as the higher rate on our new notes payable to MeriStar Hospitality issued in July of this year. Partially offsetting these increases in interest were savings of approximately $3.3 million in interest on our previous revolving credit facility, which was repaid with the net proceeds from the February 2002 senior unsecured notes issuance, as well as interest savings on the early extinguishments of debt related to our repurchases of 8.75% notes payable to MeriStar Hospitality and 4.75% notes payable to MeriStar Hospitality.

      Our investing activities provided a net $104.8 million of cash during the year ended December 31, 2003, resulting primarily from:

•	$127.9 million in proceeds from the sale of 15 non-core hotel assets; and

•	$42.1 million from Interstate Hotels for the repayment of its note receivable; partially offset by

•	$36.2 million in capital expenditures (including $3.1 million of capitalized interest);

•	$22.2 million increase in cash restricted for mortgage escrows; and

•	$6.8 million in costs associated with our disposition program.

      Our investing activities provided a net $4.3 million of cash during 2002, resulting primarily from:

•	$60.7 million of proceeds from the sale of five hotels; partially offset by

•	$47.3 million of hotel capital expenditures (including $4 million of capitalized interest), and

•	$7.5 million of advances to Interstate Hotels.

      We generated a net $109.5 million of cash from financing activities during the year ended December 31, 2003 due mainly to:

•	$271.0 million from the issuance of new debt;

•	$95.4 million from contributions; partially offset by

•	$245.7 million in repayments and repurchases of debt.

      We used $51.9 million of cash in financing activities during 2002, primarily for the net repayment of $46 million of our long-term debt obligations and $4.8 million in additional deferred financing costs related to our new debt facilities.

      MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we and/or MeriStar Hospitality would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain MeriStar Hospitality’s qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as MeriStar Hospitality’s board of directors deems relevant. MeriStar Hospitality’s senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification if we fall below a 2 to 1 fixed charge coverage ratio. However, MeriStar Hospitality’s senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

Long-Term Debt

      Long-term debt consisted of the following (in thousands):

	December 31,

	2003	2002

Senior unsecured notes	$950,000	$950,000
Secured facility, due 2009	309,035	314,626
Secured facility, due 2013	100,765	—
Mortgage and other debt	27,011	38,030
Unamortized issue discount	(5,256)	(6,059)

Long-term debt	$1,381,555	$1,296,597

Notes payable to MeriStar Hospitality	257,143	359,300
Unamortized issue discount	(670)	(1,795)

Notes payable to MeriStar Hospitality	$256,473	$357,505

Total long-term debt and notes payable to MeriStar Hospitality	$1,638,028	$1,654,102

      New credit facility. On December 23, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. In connection with this termination, we wrote off approximately $0.5 million in unamortized deferred financing fees. The write off is included in depreciation and amortization on the accompanying consolidated statement of operation. The facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of December 31, 2003, we had no outstanding borrowings under this facility. We incurred approximately $2.7 million in debt issuance costs related to the facility.

      Our new $50 million senior credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

      Senior unsecured notes. As of December 31, 2003, we had $950 million of aggregate principal of these notes outstanding. The notes are unsecured obligations of certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 pro forma fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions. As of December 31, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted generally to enter into certain transactions, including the incurrence of any additional debt, the repayment of outstanding debt before it comes due, or the payment of dividends by MeriStar Hospitality, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $250 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

      As of March 8, 2004, we had repurchased from available cash $61.5 million of senior notes, including $16.5 million of the 9% notes due 2008, $30.8 million of the 9.125% notes due 2011 and $14.2 million of 10.5% notes due 2009.

      Secured facilities. In September 2003, as permitted by the indentures to our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We incurred approximately $1.2 million in debt issuance costs related to the facility. The proceeds will be used to repay debt carrying higher interest rates, or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $27.2 million of cash was held in escrow under this provision as of December 31, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $18.4 million were available to fund capital expenditures under this provision as of December 31, 2003.

      Notes payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. We incurred approximately $6.5 million in debt issuance costs related to the issuance.

      The proceeds from the new borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. We recognized this gain during the third quarter of 2003. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable due to MeriStar Hospitality, which are described in more detail below.

      The 8.75% notes payable to MeriStar Hospitality due 2007 are unsecured obligations, and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

      A portion of the proceeds from the July 2003 borrowing of 9.5% notes due 2007 payable to MeriStar Hospitality discussed above were used to repurchase $22.6 million principal amount of our 8.75% notes payable to MeriStar Hospitality due 2007, at varying prices, resulting in an aggregate discount of approximately $1.5 million. We also repurchased a further $59.8 million of these notes, at varying prices, resulting in an aggregate loss of approximately $0.3 million. Also during 2003, we redeemed $39.2 million of these notes in exchange for 6,669,506 Common OP units, resulting in a gain of $1.5 million.

      Subsequent to year end, we redeemed an additional $13.5 million of our 8.75% notes payable to MeriStar Hospitality due 2007 through the issuance of 2,291,150 Common OP units. We expect to retire the remaining 8.75% notes payable to MeriStar Hospitality due 2007 in 2004.

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

      We are aided in our disposition program by the fact that we can terminate the management agreement of any hotel we sell, in most cases subject to the payment of a fee as discussed below, as well as the fact that 55 of our current 83 assets (including all 10 of the assets remaining in our disposition program) are unencumbered and only 10 of those assets are subject to ground leases. Excluding the 10 assets included in our disposition program, we would have 43 unencumbered assets and nine subject to ground leases.

      We recognized an impairment loss in 2002 on certain non-core assets we were then actively marketing. We sold one hotel in January 2003 for $12.7 million. Late in the first quarter of 2003, we expanded our asset disposition program to include a total of 16 non-core assets and recorded an impairment charge in the first quarter of $56.7 million. In April 2003, we sold one of these hotels for $3.1 million. During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets. Also, due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. We recognized an additional impairment loss of $208 million related to our asset disposition program during the second quarter of 2003. In the third quarter of 2003, we sold four more of these hotels for $59 million. During the third quarter of 2003, we made the determination to dispose of one additional asset and retain one of our assets previously included in our disposition program. We also changed our expected holding period for another asset and revised our sales prices on certain other assets included in our disposition program and recognized an additional impairment loss of $21 million during the third quarter of 2003. During the fourth quarter of 2003, we made the determination to retain eight of our assets previously included in our disposition program. We also revised our estimated sales prices on certain assets in our disposition program and recognized an additional impairment loss of $9.4 million. In the fourth quarter of 2003, we sold nine hotels included in our disposition program for gross proceeds of $53.5 million.

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

      As we dispose of the 10 remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $5.5 million, assuming the disposition of all 10 of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. Any such obligation would affect the calculation of the final gain or loss on the sale of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of any termination obligation will be included in discontinued operations. Any obligation due under the termination provisions of the contract is payable over a period of 30 months. This amount may be reduced by replacement management contracts.

      In addition, we may from time to time receive offers on other assets that we might consider selling. Any additional sales of these assets may result in additional impairment charges in future periods, if and when such transactions might be undertaken. While we always consider any opportunities that may improve our financial condition or results of operations, we are not actively marketing any assets other than the properties previously discussed in our disposition program. The remaining 12 properties included in our disposition program as of December 31, 2003 represented approximately 13% of our total portfolio, and their operating results are included in continuing operations. For the year ended December 31, 2003, these 12 properties accounted for approximately 7% of our consolidated revenue and approximately 4% of our consolidated operating loss. For purposes of this calculation, we excluded depreciation and amortization and loss on asset impairments from operating income.

Capital Expenditures

      We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 — Risk Factors of this Annual Report on Form 10-K. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand, and intend to use a portion of the proceeds from the sales of non-core assets to provide capital for renovation work. We invested $36.2 million for ongoing capital expenditures during the year ended December 31, 2003. We have initiated an aggressive renovation program for our core assets and anticipate investing a total of $125 million on capital expenditures in 2004. The emphasis will be on completing these projects on budget with minimal disruptions to operations. We will focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the anticipated industry recovery. The properties we are now marketing for sale typically have higher per room capital expenditure requirements than our core assets. Sales of these properties will allow us to focus our capital spending dollars in the future on our core portfolio.

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

      Our critical accounting policies include the accounting for the impairment or disposal of long-lived assets and the classification of properties as held for sale. Our hotel properties generally fall into two categories, held for use and held for sale. Our held for use properties may include those that we are actively marketing. Until such time as our criteria for held for sale are met, as described below in further detail, we maintain classification as an operational asset. At the time we determine an asset to meet the criteria noted below, we reclassify the asset and its operations to discontinued operations. All of our properties are subject to an impairment analysis whenever events or changes in circumstances indicate that the carrying value may be impaired.

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

      We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments to Interstate Hotels as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations.

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

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. If our estimates are incorrect, the carrying values may not be accurately reflected. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

      We have future long-term debt and ground lease obligations related to our consolidated entities and properties. As of December 31, 2003, we were not involved in any off-balance sheet arrangements with MIP.

      The following table summarizes our aggregate contractual obligations as of December 31, 2003 (in thousands):

		Less than	One to Three	Three to Five
	Total	One Year	Years	Years	Thereafter

Long-term debt, net of unamortized discount (a):
Senior unsecured notes	$944,744	$—	$—	$548,307	$396,437
Secured facility due 2009	309,035	5,532	14,186	289,317	—
Secured facility due 2013	100,765	1,336	3,448	5,896	90,085
Mortgage debt and other	27,011	1,760	4,591	8,294	12,366

Total long-term debt	1,381,555	8,628	22,225	851,814	498,888
Notes payable to MeriStar Hospitality	256,473	3,705	—	82,768	170,000
Ground lease obligations	60,819	1,636	3,543	5,016	50,624

Aggregate contractual obligations	$1,698,847	$13,969	$25,768	$939,598	$719,512

(a)	For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity and Capital Resources — Long-Term Debt” section above.

(b)	Subsequent to year end, we repurchased $61.5 million of senior unsecured notes and $13.5 million of notes payable to Meristar Hospitality.

     As we dispose of the 10 remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $5.5 million, assuming the disposition of all 10 of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. Any such obligation would affect the calculation of the final gain or loss on the sale of a particular asset, since in accordance with current accounting guidance, the obligation is not recognized until such time as the asset disposition is complete and a termination notice is provided to Interstate Hotels. In addition, we may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $9.8 million with respect to the 24 properties we have already sold. Any obligation due under the termination provisions of the contract is payable over a period of 30 months. This amount may be reduced by replacement management contracts.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our interest rate risk management objective is to limit the effect of interest rate changes on earnings and cash flows. While all of our outstanding debt is currently fixed rate, we look to manage interest rates through the use of a combination of fixed and variable rate debt. To achieve our objectives, we may borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We only enter into derivative or interest rate transactions for cash flow hedging purposes. We do not engage in speculative transactions.

      As of December 31, 2003, all of our outstanding debt carried fixed rates of interest, as follows (in thousands):

Expected Maturity	Fixed Rate	Average Interest Rate

2004	$13,164	6.98%
2005	10,268	7.86
2006	11,125	7.86
2007	94,822	8.58
2008	310,255	8.96
Thereafter	1,198,394	8.97

Total	$1,638,028	8.92%

Fair Value at 12/31/03	$1,730,717

      Our Canadian operations were not material to our consolidated financial position as of December 31, 2003 and 2002, or our consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2003. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on our future cash flows we would receive from our foreign subsidiaries. Foreign currency transaction gains and losses were not material to our results of operations for the same periods. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

      All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Partners

MeriStar Hospitality Operating Partnership, L.P.:

      We have audited the accompanying consolidated financial statements of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries (the Partnership) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in note 2, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in 2002 and SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections in 2003.

/s/ KPMG LLP

KPMG LLP

McLean, VA

February 12, 2004, except as to note 17,
  which is as of March 8, 2004

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(Dollars and units in thousands)

	2003	2002

ASSETS
Property and equipment	$2,481,752	$2,895,055
Accumulated depreciation	(446,032)	(445,324)

	2,035,720	2,449,731
Assets held for sale	51,169	110,206
Restricted cash	42,523	20,365
Investment in affiliate	15,000	40,000
Note receivable from Interstate Hotels & Resorts	—	42,052
Prepaid expenses and other assets	47,033	40,911
Accounts receivable, net of allowance for doubtful accounts of $2,040 and $848	64,709	56,828
Cash and cash equivalents	230,876	33,889

	$2,487,030	$2,793,982

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,381,555	$1,296,597
Notes payable to MeriStar Hospitality Corporation	256,473	357,505
Accounts payable and accrued expenses	80,014	107,686
Accrued interest	46,813	49,898
Due to Interstate Hotels & Resorts	16,411	10,500
Other liabilities	11,045	15,967

Total liabilities	1,792,311	1,838,153

Minority interests	2,496	2,624
Redeemable OP units at redemption value, 3,510 and 4,195 outstanding	35,926	38,205
Partners’ capital — Common OP Units, 66,790 and 45,231 issued and outstanding	656,297	915,000

	$2,487,030	$2,793,982

                                   See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands, except per unit amounts)

	2003	2002	2001

Revenue:
Hotel operations:
Rooms	$539,084	$559,634	$606,956
Food and beverage	222,608	223,411	231,662
Other hotel operations	68,332	66,755	72,781
Office rental, parking and other revenue	13,810	15,893	15,865
Participating lease revenue	—	—	2,057

Total revenue	843,834	865,693	929,321

Hotel operating expenses:
Rooms	137,804	135,285	145,012
Food and beverage	161,749	158,201	165,244
Other hotel operating expenses	41,089	37,928	38,382
Office rental, parking and other expenses	2,784	3,004	2,805
Other operating expenses:
General and administrative	147,924	148,019	145,201
Property operating costs	129,270	127,017	133,906
Depreciation and amortization	102,761	107,963	99,829
Property taxes, insurance and other	67,162	59,186	66,043
Loss on asset impairments	163,390	6,925	2,278
Impairment of investment in affiliate	25,000	—	—
Write-down of note receivable with Interstate Hotels & Resorts	—	14,517	—
Swap termination costs	—	—	9,297
Write-down of investment in STS Hotel Net	—	—	2,112
FelCor merger costs	—	—	5,817
Costs to terminate leases with Prime Hospitality Corporation	—	—	1,315

Operating expenses	978,933	798,045	817,241

Operating (loss) income	(135,099)	67,648	112,080
Gain on early extinguishments of debt	4,085	—	—
Change in fair value of non-hedging derivatives, net of swap payments	—	(4,446)	—
Loss on fair value of non-hedging derivatives	—	(4,735)	(6,666)
Loss on sale of assets	—	—	(2,176)
Minority interest income, net	62	15	48
Interest expense, net	(141,443)	(136,880)	(122,655)

Loss before income taxes and discontinued operations	(272,395)	(78,398)	(19,369)
Income tax benefit	3,094	1,157	491

Loss from continuing operations	(269,301)	(77,241)	(18,878)
Discontinued operations:
Loss from discontinued operations before income tax benefit	(135,798)	(94,342)	(26,249)
Income tax benefit	662	764	642

Loss from discontinued operations	(135,136)	(93,578)	(25,607)

Net loss	$(404,437)	$(170,819)	$(44,485)

Net loss	$(404,437)	$(170,819)	$(44,485)
Preferred distributions	(565)	(565)	(565)

Net loss applicable to common unitholders	$(405,002)	$(171,384)	$(45,050)

Net loss applicable to general partner unitholders	$(381,922)	$(157,718)	$(41,487)

Net loss applicable to limited partner unitholders	$(23,080)	$(13,666)	$(3,563)

	2003	2002	2001

Loss per unit:
Basic and Diluted:
Loss from continuing operations	$(5.01)	$(1.59)	$(0.41)
Loss from discontinued operations	(2.51)	(1.92)	(0.53)

Net loss per basic and diluted unit	$(7.52)	$(3.51)	$(0.94)

            See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	Units

Balance at January 1, 2001	44,379,806	$1,142,772
Comprehensive loss:
Net loss	—	(44,485)
Foreign currency translation adjustment	—	(1,176)
Derivative instruments transition adjustment	—	(2,842)
Change in valuation of hedging derivative instruments	—	(2,404)

Comprehensive loss		(50,907)
Contributions	47,559	847
Contribution from general partner related to amortization of unearned stock-based compensation	—	2,263
Repurchase of units	(153,218)	(4,514)
Redemption of OP Units	250,000	5,428
Allocations from redeemable OP Units	—	24,201
Distributions	—	(74,900)

Balance at December 31, 2001	44,524,147	1,045,190
Comprehensive loss:
Net loss	—	(170,819)
Foreign currency translation adjustment	—	205
Reclassification of loss on derivatives due to repayment of hedged debt	—	4,735
Change in valuation of hedging derivative instruments	—	511

Comprehensive loss		(165,368)

Contributions	480,548	3,156
Contribution from general partner related to amortization of unearned stock-based compensation	—	1,649
Repurchase of units	(87,906)	(1,318)
Redemption of OP Units	313,930	6,502
Allocations from redeemable OP Units	—	26,533
Distributions	—	(1,344)

Balance at December 31, 2002	45,230,719	$915,000
Comprehensive loss:
Net loss	—	(404,437)
Foreign currency translation adjustment	—	6,075

Comprehensive loss		(398,362)

Contributions	20,751,227	134,439
Contribution from general partner related to amortization of unearned stock-based compensation	—	1,349
Repurchase of units	(77,119)	(376)
Redemption of OP Units	884,797	21,761
Allocations to redeemable OP Units	—	(17,514)

Balance at December 31, 2003	66,789,624	$656,297

            See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001

Operating activities:
Net loss	$(404,437)	$(170,819)	$(44,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	111,891	125,365	119,265
Loss on asset impairments	320,037	78,732	43,582
Loss on sale of assets, before tax effect	2,356	21,197	2,176
Gain on early extinguishments of debt	(4,085)	—	—
Loss on fair value of non-hedging derivatives	—	4,735	6,666
Write-down of note receivable with Interstate Hotels & Resorts	—	14,517	—
Write-down of investment in STS Hotel Net	—	—	2,112
Minority interests	(62)	(15)	(48)
Amortization of unearned stock-based compensation	2,544	4,543	2,263
Change in value of interest rate swaps	(3,977)	(7,612)	—
Deferred income taxes	(3,923)	(2,271)	(1,543)
Changes in operating assets and liabilities:
Accounts receivable	(7,881)	(9,650)	2,855
Prepaid expenses and other assets	(345)	(3,401)	(2,039)
Due from/to Interstate Hotels & Resorts	5,911	6,757	13,344
Accounts payable, accrued expenses, accrued interest and other liabilities	(35,166)	(4,180)	3,020

Net cash (used in) provided by operating activities	(17,137)	57,898	147,168

Investing activities:
Capital expenditures for property and equipment	(36,190)	(47,347)	(44,476)
Proceeds from sales of assets	127,885	60,650	10,400
Purchases of marketable securities	18,040	—	—
Sales of marketable securities	(18,040)	—	—
Hotel operating cash received in lease conversions	—	—	3,257
Net payments from (advances to) Interstate Hotels & Resorts	42,052	(7,500)	(36,000)
Increase (decrease) in restricted cash	(22,158)	939	(1,386)
Costs associated with disposition program and other, net	(6,821)	(2,476)	(719)

Net cash provided by (used in) investing activities	104,768	4,266	(68,924)

Financing activities:
Principal payments on long-term debt	(245,711)	(352,466)	(871,467)
Proceeds from issuance of long-term debt	271,000	305,258	933,250
Deferred financing fees	(10,532)	(4,806)	(18,927)
Contributions from partners	95,358	3,153	847
Distributions paid to partners	(565)	(3,060)	(97,539)
Purchase of limited partnership unit	(65)	—	—
Repurchase of units	—	—	(1,513)

Net cash provided by (used in) financing activities	109,485	(51,921)	(55,349)

Effect of exchange rate changes on cash and cash equivalents	(129)	205	304

Net increase in cash and cash equivalents	196,987	10,448	23,199
Cash and cash equivalents, beginning of year	33,889	23,441	242

Cash and cash equivalents, end of year	$230,876	$33,889	$23,441

                      See accompanying notes to the consolidated financial statements.

	2003	2002	2001

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$144,856	$132,977	$105,732
Income taxes	2,131	827	698
Non Cash investing and financing activities:
Notes payable to MeriStar Hospitality redeemed in exchange for Common OP units	$38,078	$—	$—
Redemption of OP units	21,761	6,502	5,428
Issuance of POPs	—	2,894	1,243
POPs converted to OP units	921	2,915	—
Issuance of Common OP units for restricted stock issued by MeriStar Hospitality	1,153	—	—
We received the following operating assets and assumed the following liabilities in connection with our lease conversion in 2001:
Accounts receivable			$47,200
Prepaid expense and other			13,500
Furniture and fixtures, net of accumulated depreciation of $163			152
Investment in affiliates, net			1,629

Total operating assets received			$62,481

Accounts payable and accrued expenses			$65,706
Long-term debt			32

Total liabilities assumed			$65,738

                      See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

1.          Organization

      MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation, which is a real estate investment trust, or REIT. We own a portfolio of primarily upscale, full-service hotels and resorts in the United States and one in Canada. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2003, we owned 92 hotels with 24,733 rooms, all of which were leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). We have sold nine hotels with 2,197 rooms since January 1, 2004. Ten of the remaining 83 hotels are currently planned for disposition.

      On January 1, 2001, changes to the federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	Managing the properties they lease (our taxable subsidiaries must enter into an “arm’s-length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);

•	Leasing a property that contains gambling operations; and

•	Owning a brand or franchise.

      Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage all of our hotels. Under these management agreements, the taxable subsidiaries pay a management fee for each property to a subsidiary of Interstate Hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. All of the agreements expire in 2010 and have three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation. Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. In December 2003, the Financial Accounting Standards Board (FASB) revised its Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” previously issued in January 2003, to eliminate from its scope entities that are deemed to be a business (as defined in the interpretation) unless they meet certain conditions therein specified. The application of this revised interpretation had no effect on our results of operations or financial condition as we do not have an interest in any such variable interest entity.

      Use of Estimates. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

      Property and Equipment. We record our property and equipment at cost or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over a life of 40 years. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years. For the years ended December 31, 2003, 2002 and 2001, we capitalized interest of $3.1 million, $4 million, and $6.1 million, respectively.

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

      We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our consolidated balance sheet.

      Intangible Assets. Intangible assets consist primarily of deferred financing fees. We amortize these deferred fees on a straight-line basis (which approximates the interest method) over the lives of the related borrowings.

      Cash Equivalents and Restricted Cash. We classify investments with original maturities of three months or less as cash equivalents. Our cash equivalents include investments in debt securities, including commercial paper, overnight repurchase agreements and money market funds. Restricted cash represents amounts held in escrow in accordance with the requirements of certain of our credit facilities.

      Revenue Recognition. Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues. We recognize hotel operational revenues as hotel services are delivered. We also derive revenues from the leases of office, retail and parking rentals, whereby we generally recognize the revenue on a straight-line basis over the terms of the respective leases.

      Impairment or Disposal of Long-Lived Assets. We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations.

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

      Accounting for Costs Associated with Exit or Disposal Activities. We adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” on January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments to Interstate Hotels as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 7 of this Annual Report on Form 10-K.

      Gains and Losses From Extinguishments of Debt. We adopted the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections,” on January 1, 2003. The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual and infrequent transactions to be reclassified. See Note 6 for details on the early extinguishment of substantially all of our 4.75% notes payable to MeriStar Hospitality due 2004 and a significant portion of our 8.75% notes payable to MeriStar Hospitality due 2007 during the year ended December 31, 2003.

      Stock-Based Compensation. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, on January 1, 2003 for new stock options issued under compensation programs sponsored by MeriStar Hospitality. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. During the year ended December 31, 2003, MeriStar Hospitality granted 235,000 stock options to employees which vest ratably over three years. Compensation costs related to these stock options are included in general and administrative expenses on the accompanying consolidated statement of operations. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options issued under compensation programs prior to January 1, 2003. As MeriStar Hospitality granted these stock options at fair market value, no compensation cost has been recognized. For other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant.

      Pro forma information regarding net loss and loss per unit is required by SFAS No. 123, and has been determined as if we had accounted for employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	2.1%	2.1%	3.6%
Dividend rate	—	—	$1.525
Volatility factor	0.04	0.04	0.57
Weighted average expected life	4.12 years	3.77 years	3.10 years

      Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per unit amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per unit amounts):

	Year Ended December 31,
	2003	2002	2001

Net loss, as reported	$(404,437)	$(170,819)	$(44,485)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	3,090	4,692	4,434
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,617)	(5,526)	(9,098)

Net loss, pro forma	$(404,964)	$(171,653)	$(49,149)

Loss per unit:
Basic and diluted, as reported	$(7.52)	$(3.51)	$(0.95)
Basic and diluted, pro forma	$(7.52)	$(3.52)	$(1.04)
Weighted average fair value of options granted	$0.23	$0.72	$6.59

      These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per unit in future years.

      Income Taxes. We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. As a partnership, we are not subject to federal income tax. We are subject to state and local taxes in certain jurisdictions.

      Foreign Currency Translation. We sold three of our four Canadian hotels in December 2003. We maintained the results of operations for our Canadian hotels in Canadian dollars and translated those results to U.S. dollars using the average exchange rates for each period. We translated assets and liabilities using the exchange rate in effect at the balance sheet date. We reflected any resulting translation adjustments in accumulated other comprehensive loss.

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

      Derivative Instruments and Hedging Activities. Our interest rate risk management objective is to limit the effect of interest rate changes on earnings and cash flows. While all of our outstanding debt is currently fixed rate, we look to manage interest rates through the use of a combination of fixed and variable rate debt. We only enter into derivative or interest rate transactions for cash flow hedging purposes. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on whether the derivative has been designated as a hedge. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” became effective on July 1, 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other provisions. This statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. This standard did not affect our results of operations or financial condition as we have not entered into any freestanding financial derivative instruments since June 30, 2003.

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

      Classification. We have reclassified certain prior year amounts to conform to the current year presentation.

3.          Property and Equipment

      Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002

Land	$238,772	$277,642
Buildings and improvements	1,930,155	2,250,703
Furniture, fixtures and equipment	284,602	331,899
Construction-in-progress	28,223	34,811

	$2,481,752	$2,895,055

      For the years ended December 31, 2003 and 2002, we capitalized interest of $3.1 million and $4.0 million, respectively.

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

      During the second quarter of 2003, we made the determination to dispose of an additional 19 non-core assets, and due to the market interest in certain of our other hotel assets, we decided to add an additional six assets to our disposition program. Due to this change in our expected holding period for these assets, we recognized an additional impairment loss of $208 million related to the contemplated disposition of these 41 assets during the second quarter of 2003.

      During the third quarter of 2003, we made the determination to dispose of one additional asset and retain one of our assets previously included in our disposition program. We also changed our expected holding period for another asset and revised our estimated sales prices on certain other assets included in our disposition program and recognized an additional impairment loss of $21 million.

      During the fourth quarter of 2003, we made the determination to retain eight of our assets previously included in our disposition program, and revised our estimated sales prices on certain other assets. We recognized an additional impairment loss of $9.4 million.

      The impairment charges are based on our estimates of the fair value of the properties included in our disposition program. These estimates require us to make assumptions about the sales prices that we expect to realize for each property as well as the timing of a potential sale. In making these estimates, we consider the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates have reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

4.          Assets Held for Sale

      Seven of the 19 properties included in our disposition program met our criteria for held for sale classification as of December 31, 2003. The other assets included in our asset disposition program did not meet the probability criteria as prescribed by SFAS No. 144 to classify as held for sale. See Note 17 for sales activity subsequent to year end.

      Assets held for sale consisted of the following (in thousands). Prior year balances have been reclassified to conform to the current year presentation:

	December 31,
	2003	2002

Land	$5,061	$10,969
Buildings and improvements	43,391	101,066
Furniture, fixtures and equipment	2,759	12,642
Construction-in-progress	1,114	1,177

	52,325	125,854
Accumulated depreciation	(1,156)	(15,648)

	$51,169	$110,206

5.          Investment in Affiliate

      In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return. While the return on this investment is preferred and cumulative, the underlying investment ranks equally with the investments of the other investors in MIP. We recognize the return quarterly as it becomes due to us. As of December 31, 2003, cumulative preferred returns of $19.6 million were due from MIP. We reserved a portion of this balance during 2003, and have included the net $18.2 million in accounts receivable on the accompanying consolidated balance sheet. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

      While we believe that our current and cumulative returns continue to be fully collectible, the current value of our underlying investment has declined due to the continued decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow, and thus the value of our investment in MIP, will be recoverable over time, we expect that any such recovery will take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP is other than temporary, we recognized an impairment loss of $25 million during the fourth quarter of 2003.

6.          Long-Term Debt and Notes Payable to MeriStar Hospitality

      Long-term debt consisted of the following (in thousands):

	December 31,
	2003	2002

Senior unsecured notes	$950,000	$950,000
Secured facility, due 2009	309,035	314,626
Secured facility, due 2013	100,765	—
Mortgage and other debt	27,011	38,030
Unamortized issue discount	(5,256)	(6,059)

Long-term debt	$1,381,555	$1,296,597

Notes payable to MeriStar Hospitality	$257,143	$359,300
Unamortized issue discount	(670)	(1,795)

Notes payable to MeriStar Hospitality	$256,473	$357,505

Total long-term debt and notes payable to MeriStar Hospitality	$1,638,028	$1,654,102

      Aggregate future maturities as of December 31, 2003 were as follows (in thousands):

2004	$13,164
2005	10,268
2006	11,125
2007	94,822
2008	310,255
Thereafter	1,198,394

$1,638,028

      As of December 31, 2003, all of our debt bore fixed rates of interest. Our overall weighted average interest rate was 8.9%. Based on market prices at December 31, 2003, the fair value of our long-term debt was $1.73 billion.

      Credit facility. On December 23, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. In connection with this termination, we wrote off approximately $0.5 million in unamortized deferred financing fees. The write off is included in depreciation and amortization on the accompanying consolidated statement of operation. The facility carries an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of December 31, 2003, we had no outstanding borrowings under this facility. We incurred approximately $2.7 million in debt issuance costs related to the facility.

      Our new $50 million senior credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

      Senior unsecured notes. In February 2002, we issued $200 million aggregate principal amount of 9.125% senior unsecured notes due 2011. In December 2001, we issued $250 million aggregate principal amount of 10.5% senior notes due June 2009. In January 2001, we issued $300 million aggregate principal amount of 9.0% senior notes due 2008 and $200 million of 9.125% senior notes due 2011. The net proceeds from the sales of these notes were used to repay amounts outstanding under a previous credit facility. See Note 17 for repurchase activity subsequent to year end.

      The total $950 million notes are unsecured obligations of certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive incurrence covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 proforma fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions. As of December 31, 2003, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted generally to enter into certain transactions, including the incurrence of any additional debt, the repayment of outstanding debt before it comes due, or the payment of dividends by MeriStar Hospitality, except as noted below.

      There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $250 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

      Secured facilities. On September 26, 2003, as permitted by the indentures to our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. The loan carries a fixed annual interest rate of 6.88% and matures in 2013. We incurred approximately $1.2 million in debt issuance costs related to the facility. The proceeds will be used to repay debt carrying higher interest rates, or to fund capital expenditures or acquisitions to the extent that higher interest rate debt cannot be acquired at attractive prices.

      We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. Approximately $27.2 million of cash was held in escrow under this provision as of December 31, 2003. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties. Escrowed funds totaling approximately $18.4 million were available to fund capital expenditures under this provision as of December 31, 2003.

      Mortgage and other debt. In connection with the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we assumed mortgage debt secured by seven hotels. We repaid two of the mortgages in 2003 totaling $8.5 million, two of the mortgages in 2002 totaling $11.9 million, and one of the mortgages in 2001 totaling $4.0 million. The remaining two mortgages mature in 2011 and 2012 with interest rates of 8.8% and 9.0%, respectively.

      Notes payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. We incurred approximately $6.5 million in debt issuance costs related to the issuance.

      The proceeds from the new borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. We recognized this gain during the third quarter of 2003. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable to MeriStar Hospitality due 2007, which are described in more detail below.

      The 8.75% notes payable to MeriStar Hospitality due 2007 are unsecured obligations, and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

      A portion of the proceeds from the July 2003 issuance of 9.5% notes payable to MeriStar Hospitality due 2010 discussed above were used to repurchase $22.6 million principal amount of our 8.75% notes payable to MeriStar Hospitality due 2007, at varying prices, resulting in an aggregate discount of approximately $1.5 million. We also repurchased a further $59.8 million of these notes, at varying prices, resulting in an aggregate loss of approximately $0.3 million. Also during 2003, we redeemed $39.2 million of these notes in exchange for 6,669,506 common OP units, resulting in a gain of $1.5 million. In connection with the exchanges, we wrote off deferred financing costs totaling $0.5 million. See Note 17 for further redemption activity subsequent to year end.

      Derivatives. We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire since September 30, 2002, one in December 2002, one in April 2003 and one in July 2003. As of December 31, 2003, we had no outstanding derivative instruments.

      During the year ended December 31, 2003, we recognized $4.0 million of income related to the decrease in fair value of the liability recorded for the interest rate swap in place in that time period. For the year ended December 31, 2003, we made cash payments on this swap of $4.0 million. The change in fair value and the swap payments are netted together on our statement of operations, resulting in no effect.

      During the year ended December 31, 2002, we recognized $7.6 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2002, we made cash payments on those swaps of $12.1 million. The change in fair value and the swap payments are netted together on our statement of operations. During the year ended December 31, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer providing a hedge due to the repayment of the hedged debt.

      For the year ended December 31, 2001, we made cash payments on our swaps of $6.3 million. We also recognized a $6.6 million loss on the fair value of derivatives no longer providing a hedge due to the repayment of the hedged debt.

7.          Income Taxes

      We file as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax but are responsible for certain state and local income taxes. When the RMA became effective on January 1, 2001, we formed taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to subchapter C-corporations. The income of these taxable subsidiaries is subject to federal and state income taxes.

      Our income taxes were allocated as follows (in thousands):

	2003	2002	2001

Tax benefit on loss from continuing operations	$(3,094)	$(1,157)	$(491)
Tax benefit on discontinued operations	(662)	(764)	(642)

Total income tax benefit	$(3,756)	$(1,921)	$(1,133)

      Our effective income tax rate is as follows:

	2003	2002	2001

State and local taxes (weighted average rate)	0.9%	1.0%	1.5%
Difference in effective rate on foreign subsidiaries	—	0.1	1.0

	0.9%	1.1%	2.5%

      The components of income tax (benefit) expense were as follows as of December 31 (in thousands):

	2003	2002	2001

Current:
State	$167	$350	$320
Foreign	—	—	90

	167	350	410
Deferred:
Federal	—	337	(337)
State	(3,835)	(2,520)	(1,118)
Foreign	(88)	(88)	(88)

	(3,923)	(2,271)	(1,543)

	$(3,756)	$(1,921)	$(1,133)

      The tax effects of the principal temporary differences that give rise to our net deferred tax liability were as follows (in thousands):

	December 31,
	2003	2002

Basis difference in fixed assets	$3,505	$5,428
Amortization	(526)	(605)
Accrued expenses	353	374
Net operating loss carryforwards	(2,343)	—
Other	(53)	(338)

Net deferred tax liability	$936	$4,859

      For state and local income tax purposes, the aggregate net operating loss (NOL) carryforward, prior to apportionment, for the REIT was $130.8 million and $38.2 million as of December 31, 2003 and 2002, respectively. The net operating loss for any jurisdiction, state or local, is subject to the laws of that jurisdiction and may differ from the aggregate NOL carryforward noted above for reasons other than apportionment. Such differences in NOL characteristics may arise from, but are not limited to, carry over period limitations and asset recovery methods that are different from the federal income tax rules. We have recorded a deferred tax asset relating to the NOL carryovers for states where we are subject to corporate level tax, based on our ability to use the losses against future income and as an offset to our net deferred tax liability relating to such state taxes.

      The most significant component of our deferred tax liability continues to be the basis difference in our fixed assets. At the time of the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we established a new basis for the acquired assets and assumed liabilities based on their fair values at the time of the merger. We established a net deferred income tax liability for the estimated future state and local income tax effect for differences between the accounting and tax bases of these assets and liabilities. As of December 31, 2003, this component of the deferred tax liability was $3.5 million.

      For federal income tax purposes, the NOL carryforward for our taxable subsidiaries was $63.7 million and $25.6 million as of December 31, 2003 and 2002, respectively. Based on our projections of the taxable subsidiaries’ ability to utilize the NOL carryforward, we have recorded a valuation allowance to reduce the carrying value of the NOL carryforward deferred tax asset to zero at both December 31, 2003 and 2002.

8.	Partnership Units and Minority Interests

      OP Units. Third parties hold outstanding units of limited partnership interest in us. These units are redeemable at the option of the holder for a like number of the shares of common stock of MeriStar Hospitality, or cash, or a combination thereof, at the election of MeriStar Hospitality. Due to the redemption rights of these units held by third parties, the units have been excluded from partners’ capital and classified as redeemable OP Units on the accompanying balance sheet and measured at redemption value as of the end of the periods presented. At December 31, 2003 and 2002, there were 3,117,971 and 3,802,768, respectively, redeemable units outstanding. Excluding outstanding Profits-Only OP Units at the end of each year, the value of the other redeemable units was based on the closing market price of MeriStar Hospitality’s common stock at December 31, 2003 and 2002, which was $6.51 and $6.60, respectively. Profits-Only OP Units are based on their fair value at date of grant. In addition, there were 392,157 Class D Preferred OP Units outstanding at December 31, 2003 and 2002, with a redemption value of $22.16 per unit.

      Our partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units. Holders of Common OP Units and Class B OP Units receive distributions per OP unit equivalent to the dividend paid on each of MeriStar Hospitality’s common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on MeriStar Hospitality’s common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded.

Holders of Class D OP Units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D OP Unit. All of our net income and capital received (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in us owned by each such holder. As of December 31, 2003 and 2002, outstanding OP units were 70,299,752 and 49,425,644, respectively.

      Each Common OP Unit, Class B OP Unit, and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of MeriStar Hospitality’s common stock or, at our option, for one share of MeriStar Hospitality’s common stock, determined in accordance with the terms of our partnership agreement. We have the option to redeem the Class D OP Units at any time after April 1, 2000, at a price of $22.16 per share for cash or, at our option, for shares of MeriStar Hospitality’s common stock having a value equal to the redemption price. The holders have the option to redeem the Class D OP Units at any time for cash or, at the option of the holders, for shares of MeriStar Hospitality’s common stock having a value equal to $22.16 per share.

      In September 2003, MeriStar Hospitality issued 13,800,000 shares of its common stock at a price of $7.20 per share ($95.3 million of net proceeds). In connection with this issuance, MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, contributed the net proceeds to us in exchange for the same number of Common OP Units, thereby increasing their limited partner interest from 90 percent to approximately 93 percent.

      During 2003, we issued 6,669,506 Common OP Units in exchange for the redemption of $39.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007. See Note 17 for exchange activity subsequent to year end.

      Also during 2003, MeriStar Hospitality issued 231,721 shares of restricted stock to employees pursuant to employment agreements, with an aggregate value of $1.2 million.

      POPs totaling 50,000 were relinquished in connection with the formal separation of management functions with Interstate Hotels during the first quarter of 2003. MeriStar Hospitality also issued 50,000 shares of its common stock to a former executive officer and director in connection with the separation.

      OP Unit holders converted 885,000, 414,000 and 250,000 of OP Units into MeriStar Hospitality’s common stock during the years ended December 31, 2003, 2002, and 2001, respectively. There were no conversions for cash during these years.

      Distributions. We did not declare or pay any distributions in 2003.

      On March 30, 2002, June 26, 2002, and September 25, 2002, we declared our first, second, and third quarter distributions for 2002, respectively, equivalent to an annual rate of $0.03 per Common OP Unit. We did not declare a distribution in the fourth quarter. The amount of the distribution for each quarter was $0.01 per unit. The distributions were paid on April 30, 2002, July 31, 2002, and October 31, 2002.

      On March 21, 2001, June 28, 2001, September 18, 2001, and December 17, 2001, we declared our first, second, third and fourth quarter distributions for 2001, respectively, equivalent to an annual rate of $1.525 per Common OP Unit. The amount of the distribution for each of the first three quarters was $0.505 per unit and $0.01 per unit for the fourth quarter. The distributions were paid on April 30, 2001, July 31, 2001, October 12, 2001, and January 31, 2002.

9.	Loss Per Unit

      The following table presents the computation of basic and diluted loss per unit:

	Year Ended December 31,

	2003	2002	2001

Basic and Diluted Loss Per Unit:
Loss from continuing operations	$(269,301)	$(77,241)	$(18,878)
Dividends paid on unvested MeriStar Hospitality restricted stock	—	(4)	(505)
Preferred distributions	(565)	(565)	(565)

Loss available to common unitholders	(269,866)	(77,810)	(19,948)
Weighted average number of OP Units outstanding	53,877	48,883	48,364

Basic and diluted loss per unit from continuing operations	$(5.01)	($1.59)	$(0.41)

10.	Related-Party Transactions

Due to/from Interstate Hotels & Resorts

      In the normal course of managing our hotel properties, Interstate Hotels incurs day-to-day operating costs which are reimbursed by us. The balance due to Interstate Hotels of $16.4 million at December 31, 2003 included management fees due for each hotel, and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days. The balance also included accrued termination obligations related to our asset dispositions.

      Pursuant to an intercompany agreement, we and Interstate Hotels provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, Interstate Hotels has a right of first refusal, under certain circumstances, to become the manager of any real property we acquire. We also may provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate Hotels is compensated in an amount that we would be charged by a third party for comparable services. During the years ended December 31, 2003, 2002 and 2001, we paid Interstate Hotels a net amount of $0.07 million, $0.5 million, and $0.1 million, respectively, for such services.

Note Receivable From Interstate Hotels & Resorts

      Under a revolving credit agreement with Interstate Hotels through July 31, 2002, we had the ability to lend Interstate Hotels up to $50 million for general corporate purposes. As of December 31, 2001, Interstate Hotels owed us $36 million under this agreement. Effective January 1, 2002, Interstate Hotels issued us a term note for $13.1 million, which refinanced outstanding accounts payable owed to us.

      In connection with the merger that created Interstate Hotels on July 31, 2002, we amended the terms of certain loans outstanding to Interstate Hotels, combining them into a term loan agreement with a principal balance of $56.1 million and a maturity date of July 31, 2007. The interest rate was 650 basis points over the 30-day LIBOR. This term loan was subordinate to Interstate Hotels’ new bank credit agreement.

      In late December 2002, we reached an agreement to settle the term loan with Interstate Hotels for $42.1 million, plus accrued interest, which was paid in January 2003. We incurred a $14.5 million charge in 2002, including expenses of the transaction, related to this settlement.

      During 2002 and 2001, we earned interest of $4.8 million, and $5.0 million, respectively, from these lending arrangements.

Other Related-Party Transactions

      Of the $300 million aggregate principal amount of 9.0% senior unsecured notes due in 2008 we issued in January 2001, $30 million principal amount was issued at a price of 99.688% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased were identical to those purchased by third parties.

      Of the $200 million aggregate principal amount of 9.125% senior unsecured notes due in 2011 we issued in January 2001, $20 million principal amount was issued at a price of 99.603% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased were identical to those purchased by third parties.

      Of the $250 million aggregate principal amount of 10.5% senior unsecured notes due in 2009 we issued in December 2001, $23 million principal amount was issued at a price of 99.368% to an affiliate of Oak Hill Capital Partners. The terms and conditions of the notes purchased are identical to those purchased by third parties.

11.	Incentive Compensation

      MeriStar Hospitality sponsors an incentive compensation plan in which employees of the operating partnership participate. Under the plan, MeriStar Hospitality is authorized to award up to a maximum of 12.5% of its outstanding shares of common stock to officers or other key employees. These awards may be granted in cash, restricted shares of common stock or options to purchase common stock. Upon issuance of any restricted stock or stock options under the plan, MeriStar Hospitality is obligated to contribute the proceeds to us in exchange for an equal number of OP units. As of December 31, 2003, 8,348,703 shares of common stock were authorized to be awarded, of which 4,052,975 shares remain available for award.

      Under the incentive plan for non-employee directors, we are authorized to award up to 500,000 options to purchase common stock to our non-employee directors. As of December 31, 2003, 210,000 shares remain available for award.

Stock Options

      Stock options to officers, other key employees or directors are exercisable in three annual installments and expire ten years from the grant date.

      Stock option activity for 2003, 2002 and 2001 was as follows:

	Incentive Plan		Directors’ Plan

		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding at January 1, 2001	4,785,334	$22.68	115,000	$21.34
Granted	88,500	13.33	47,500	23.00
Exercised	(41,839)	16.12	—	—
Canceled	(2,194,165)	26.87	—	—

Outstanding at December 31, 2001	2,637,830	19.47	162,500	21.83
Granted	707,500	11.03	92,500	11.09
Exercised	(201,296)	15.45	—	—
Canceled	(164,829)	20.10	—	—

Outstanding at December 31, 2002	2,979,205	17.59	255,000	17.93
Granted	200,000	4.39	35,000	5.90
Canceled	(405,322)	23.26	—	—

Outstanding at December 31, 2003	2,773,883	$15.82	290,000	$16.48

Shares exercisable at December 31:
2001	2,020,759	$20.09	80,000	$21.69

2002	2,191,049	$19.81	119,167	$21.79

2003	2,074,402	$17.99	177,500	$20.52

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 2.93 to $ 5.92	207,500	9.20	$4.35	—	$—
$ 6.60 to $ 7.42	357,500	9.00	$7.36	110,003	$7.42
$ 7.73 to $13.33	346,000	8.45	$11.43	144,839	$11.82
$14.50 to $14.50	7,500	8.04	$14.50	2,500	$14.50
$14.88 to $14.88	375,000	5.95	$14.88	375,000	$14.88
$15.60 to $15.64	337,451	3.23	$15.64	314,120	$15.64
$16.25 to $19.00	242,750	7.58	$17.38	129,420	$17.40
$19.19 to $19.19	700,000	5.10	$19.19	700,000	$19.19
$19.75 to $29.44	391,757	4.80	$24.23	377,595	$24.28
$29.44 to $31.42	98,425	3.87	$31.01	98,425	$31.01

	3,063,883			2,251,902

Other Stock-Based Compensation

      As of December 31, 2003, Meristar Hospitality has granted 853,221 shares of restricted stock to our employees or to those of an affiliate. This restricted stock vests ratably over three- or five-year periods.

      On March 29, 2000, we granted 462,500 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs were originally eligible for vesting based on our achievement of certain financial performance criteria. During 2001, we converted the 387,500 of outstanding POPs to fixed awards and extended the vesting period to 2004. On April 16, 2001, we granted 350,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years. On April 1, 2002, we granted 25,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over five years. On May 1, 2002, we granted 162,500 POPs to one of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years. There were 687,500 POPs outstanding and 588,195 POPs vested as of December 31, 2003.

12.	Separation and Restructuring Charges

      In 2002, we incurred $3.2 million of costs related to the formal separation of management functions from Interstate Hotels. In 2001, we incurred a restructuring charge of $1.1 million in connection with operational changes at our corporate headquarters. The costs for both years are included in administrative and general expenses on our income statement.

13.	Commitments and Contingencies

      Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

      Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 2003 were as follows (in thousands):

2004	$1,785
2005	1,746
2006	1,648
2007	1,672
2008	1,672
Thereafter	52,296

$60,819

      Our obligations under other operating lease commitments, primarily for equipment, are not significant.

      We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of December 31, 2003 were as follows (in thousands):

2004	$4,291
2005	2,838
2006	1,943
2007	1,677
2008	991
Thereafter	1,909

$13,649

      As we dispose of the 10 remaining assets in our disposition program, we may incur termination obligations due to Interstate Hotels of up to a maximum of approximately $5.5 million, assuming the disposition of all 10 of the properties in 2004 and assuming buyers of our hotel properties elect to have the properties managed by parties other than Interstate Hotels or do not assume the obligation as part of the sale transaction. In addition, we may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $9.8 million with respect to the 24 properties we have already sold. Any obligation due under the termination provisions of the contract is payable over a period of 30 months. This amount may be reduced by replacement management contracts.

14.	Dispositions and Acquisitions

      We sold five hotels in 2002 and fifteen hotels in 2003. As of December 31, 2003, we had 19 hotels planned for disposition. Seven of these hotels met our criteria for held-for-sale classification as of December 31, 2003 (see Note 4). Operating results for the sold hotels, and where applicable the gain or loss on final disposition, and the seven classified as held-for-sale are included in discontinued operations.

      Summary financial information included in discontinued operations for these hotels were as follows (in thousands):

	2003	2002	2001

Revenue	$102,630	$140,344	$154,298
Loss on asset impairments	(131,647)	(71,807)	(41,304)
Pretax loss from operations	(133,442)	(73,145)	(26,249)
Loss on disposal	(2,356)	(21,197)	—

      The remaining 12 properties included in our disposition program as of December 31, 2003 represented approximately 13% of our total portfolio, and their operating results are included in continuing operations. For the year ended December 31, 2003, these 12 properties accounted for approximately 7% of our consolidated revenue and approximately 4% of our consolidated operating loss. For purposes of this calculation, we excluded depreciation and amortization and loss on asset impairments from operating income.

      During 2001, we sold two hotels and received proceeds of $9.7 million. The sales resulted in a loss of $2.2 million. The loss recognized on these sales, as well as the operating results of these hotels, were included in continuing operations, as the provisions of SFAS No. 144 requiring the presentation of such results as discontinued operations applies to only those assets classified as held for sale or disposed of on or after January 1, 2002.

      During 2001, we terminated the leases of eight of our hotels from affiliates of Prime Hospitality Corporation for a total cost of $1.3 million. Concurrently, we signed long-term management agreements with Interstate Hotels (formerly MeriStar Hotels) for four of these properties.

      On May 9, 2001, we and Meristar Hospitality entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We incurred $5.8 million of costs related to this potential merger. The costs are reflected in our statement of operations.

15.	Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public entities to report selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment, hotel ownership.

The following summarizes certain geographic information required under the standard (in thousands):

	2003		2002	2001

Revenue:
U.S.	$923,904		$984,337	$1,060,352
Canada	22,560		21,700	23,267

	$946,464		$1,006,037	$1,083,619

Property and equipment, net:
U.S.	$2,077,474		$2,509,117
Canada	9,415	(1)	50,820

	$2,086,889		$2,559,937

(1)	We sold three of the four Canadian hotels in December 2003.

16.	Quarterly Financial Information (Unaudited)

      Quarterly information has been restated to reflect the operations of assets sold in 2003 and 2002 or classified as held for sale as of December 31, 2003 as discontinued operations for all periods presented (in thousands).

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Total revenue	$214,123	$230,307	$199,902	$199,502	$219,621	$240,415	$201,992	$203,665
Loss on asset impairments	14,443	120,160	20,626	8,161	—	—	—	6,925
Total operating expenses	209,601	325,263	216,242	227,827	191,804	202,153	190,513	213,575
Operating income (loss)	4,522	(94,956)	(16,340)	(28,325)	27,817	38,262	11,479	(9,910)
(Loss) income from continuing operations	(30,148)	(129,636)	(47,786)	(61,731)	(11,365)	959	(23,090)	(43,745)
Net (loss) income	(73,198)	(216,659)	(51,041)	(63,539)	(10,324)	3,503	(30,739)	(133,259)
Diluted (loss) earnings per unit	$(1.50)	$(4.42)	$(1.01)	$(0.95)	$(0.22)	$0.07	$(0.63)	$(2.74)

17.	Subsequent Events

      We have sold nine properties since January 1, 2004 for total proceeds of $62.9 million. Six of those properties were classified as held-for-sale as of December 31, 2003.

      In addition, subsequent to December 31, 2003, we repurchased from available cash $61.5 million of senior unsecured notes, including $16.5 million of the 9% notes due in 2008, $30.8 million of the 9.125% notes due in 2011 and $14.2 million of the 10.5% notes due in 2009. We also acquired an additional $13.5 million of 8.75% notes payable to MeriStar Hospitality due 2007 through the issuance of 2,291,150 common OP units.

18.	Consolidating Financial Statements

      Certain of our subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. Certain of our subsidiaries are guarantors of MeriStar Hospitality’s unsecured subordinated notes. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Annual Report on Form 10-K presents supplementary consolidating financial statements for us, including each of our guarantor subsidiaries. This exhibit presents our consolidating balance sheets as of December 31, 2003 and 2002, consolidating statements of operations for the years ended December 31, 2003, 2002, and 2001, and consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003
(in thousands)

		Initial Cost		Costs Subsequent		Gross Amount
		to Company		to Acquisition		at End of Year					Life on which
											depreciation
			Building		Building		Building	Accum-			in latest
			and		and		and	ulated	Year of		income
	Encum-		Improve-		Improve-		Improve-	Deprecia-	Construc-	Date	statement is
Description	brances	Land	ments	Land	ments	Land	ments	tion	tion	Acquired	computed

Hotel Assets:
Salt Lake Airport Hilton, UT	$—	$770	$12,828	$—	$4,668	$770	$17,496	$3,431	1980	3/3/95	40
Sheraton Hotel, Colorado Springs, CO	(1)	1,071	14,592	—	6,486	1,071	21,078	4,020	1974	6/30/95	40
Hilton Hotel, Bellevue, WA	33	5,211	6,766	(522)	4,078	4,689	10,844	1,922	1979	8/4/95	40
Marriott Hotel, Somerset, NJ	(1)	1,978	23,001	—	5,796	1,978	28,797	5,733	1978	10/3/95	40
Westin Atlanta Airport, Atlanta, GA	—	2,650	15,926	(300)	9,833	2,350	25,759	5,046	1982	11/15/95	40
Sheraton Hotel, Charlotte, NC	(1)	4,700	11,057	—	5,204	4,700	16,261	2,935	1985	2/2/96	40
Park Plaza, Cleveland, OH	—	1,330	6,353	(1,124)	(4,774)	206	1,579	—	1978	2/16/96	40
Orange County Airport Hilton, Irvine, CA	(1)	9,990	7,993	—	4,110	9,990	12,103	2,165	1976	2/22/96	40
The Latham Hotel, Washington, DC	—	6,500	5,320	—	4,632	6,500	9,952	1,647	1981	3/8/96	40
Hilton Hotel, Arlington, TX	(1)	1,836	14,689	79	4,016	1,915	18,705	3,545	1983	4/17/96	40
Hilton Hotel, Arlington, VA	—	4,000	15,069	—	1,300	4,000	16,369	2,924	1990	8/23/96	40
Embassy Suites, Denver, CO	(1)	2,500	20,700	—	4,169	2,500	24,869	4,190	1986	12/12/96	40
Holiday Inn, Colorado Springs, CO	—	1,600	4,232	(902)	(1,863)	698	2,369	24	1974	12/17/96	40
Embassy Row Hilton, Washington, DC	—	2,200	13,247	—	3,851	2,200	17,098	2,732	1969	12/17/96	40
Hilton Hotel & Towers, Lafayette, LA	(1)	1,700	16,062	—	2,550	1,700	18,612	3,093	1981	12/17/96	40
Hilton Hotel, Sacramento, CA	(1)	4,000	16,013	—	3,747	4,000	19,760	3,197	1983	12/17/96	40
Marina Hotel, San Pedro, CA	—	640	6,047	—	2,718	640	8,765	1,419	1989	1/28/97	40
Doubletree, Albuquerque, NM	(1)	2,700	15,075	—	2,516	2,700	17,591	2,843	1975	1/31/97	40
Westchase Hilton & Towers, Houston, TX	(1)	3,000	23,991	—	1,846	3,000	25,837	4,475	1980	1/31/97	40
Sheraton Great Valley Inn, Frazer, PA	(2)	2,150	11,653	11	4,075	2,161	15,728	2,372	1971	3/27/97	40
Sheraton Hotel Dallas, Dallas, TX (3) (4)	—	1,300	17,268	(868)	(10,484)	432	6,784	67	1974	4/1/97	40
Sheraton Hotel Guildford, Surrey, BC, Canada (3)	—	2,366	24,008	(1,448)	(15,759)	918	8,249	—	1992	4/1/97	40
Doubletree, Indianapolis, IN	—	1,000	8,242	(218)	(2,034)	782	6,208	52	1987	4/1/97	40
Hilton Crystal City, Arlington, VA	(2)	5,800	29,879	—	2,664	5,800	32,543	5,087	1974	7/1/97	40
Doral Palm Springs, Cathedral City, CA	—	1,604	16,141	—	3,895	1,604	20,036	3,162	1985	7/1/97	40
Radisson, Chicago, IL	—	4,870	39,175	—	4,148	4,870	43,323	6,731	1971	7/15/97	40
Georgetown Inn, Washington, DC	—	6,100	7,103	—	1,890	6,100	8,993	1,324	1962	7/15/97	40
Embassy Suites Center City, Philadelphia, PA	(1)	5,500	26,763	—	4,138	5,500	30,901	4,614	1963	8/12/97	40
Doubletree, Austin, TX	(1)	2,975	25,678	—	3,640	2,975	29,318	4,477	1984	8/14/97	40
Radisson, Lexington, KY	—	1,100	30,375	—	7,238	1,100	37,613	5,704	1982	8/14/97	40
Embassy Suites International Airport, Tucson, AZ	—	1,640	10,444	—	2,622	1,640	13,066	1,877	1982	10/23/97	40
Westin Morristown, NJ (3) (4)	—	2,500	19,128	(1,609)	(12,087)	891	7,041	210	1962	11/20/97	40
Doubletree, Windsor Locks, CT	—	1,013	10,228	87	1,949	1,100	12,177	1,761	1985	11/24/97	40
Metro Airport Hilton & Suites, Detroit, MI	—	1,750	12,639	—	1,681	1,750	14,320	2,126	1989	12/16/97	40
Marriott Hotel, Los Angeles, CA	—	5,900	48,250	—	8,179	5,900	56,429	8,147	1983	12/18/97	40
Hilton Austin, Austin TX	—	2,700	15,852	(2,052)	(11,807)	648	4,045	48	1974	1/6/98	40
Renaissance Dallas Marriott, Dallas TX	—	3,400	20,813	—	4,545	3,400	25,358	3,609	1979	1/6/98	40
Houston Sheraton Brookhollow Hotel, TX	—	2,500	17,609	(1,412)	(10,007)	1,088	7,602	—	1980	1/6/98	40
Seelbach Hilton, Louisville, KY	(2)	1,400	38,462	—	7,428	1,400	45,890	6,407	1905	1/6/98	40
Midland Hilton & Towers, TX (4)	—	150	8,487	(79)	(4,149)	71	4,338	89	1976	1/6/98	40
Westin Oklahoma, OK	—	3,500	27,588	—	3,289	3,500	30,877	4,444	1977	1/6/98	40
Sheraton Hotel, Columbia, MD	(2)	3,600	21,393	—	4,192	3,600	25,585	3,450	1972	3/27/98	40
Radisson Cross Keys, Baltimore, MD	—	1,500	5,615	—	1,746	1,500	7,361	961	1973	3/27/98	40
Sheraton Fisherman’s Wharf, San Francisco, CA	(1)	19,708	61,751	4	5,841	19,712	67,592	9,316	1975	4/2/98	40
Hartford Hotel, CT (3) (4)	—	4,073	24,458	(3,293)	(19,795)	780	4,663	91	1975	5/21/98	40
Holiday Inn Dallas DFW Airport South, TX	11,291	3,388	28,847	(2,244)	(19,640)	1,144	9,207	—	1974	8/3/98	40
Courtyard by Marriott Meadowlands, NJ	—	—	9,649	—	325	—	9,974	1,445	1993	8/3/98	20
Hotel Maison de Ville, New Orleans, LA	—	292	3,015	—	122	292	3,137	414	1778	8/3/98	40
Hilton Hotel Toledo, OH	—	—	11,708	—	(6,180)	—	5,528	102	1987	8/3/98	40
Holiday Inn Select Dallas DFW Airport West, TX (3) (4)	—	947	8,346	(675)	(5,967)	272	2,379	139	1974	8/3/98	40
Holiday Inn Select New Orleans International Airport, LA	(1)	3,040	25,616	—	3,046	3,040	28,662	3,734	1973	8/3/98	40
Crowne Plaza Madison, WI	(1)	2,629	21,634	—	836	2,629	22,470	2,992	1987	8/3/98	40
Wyndham Albuquerque Airport Hotel, NM	—	—	18,889	—	592	—	19,481	2,603	1972	8/3/98	40
Wyndham San Jose Airport Hotel, TX	—	—	35,743	—	(23,464)	—	12,279	—	1974	8/3/98	40
Sheraton Safari Resort, Lake Buena Vista, FL	—	4,103	35,263	—	9,487	4,103	44,750	5,854	1985	8/3/98	40

		Initial Cost		Costs Subsequent		Gross Amount
		to Company		to Acquisition		at End of Year					Life on which
											depreciation
			Building		Building		Building	Accum-			in latest
			and		and		and	ulated	Year of		income
	Encum-		Improve-		Improve-		Improve-	Deprecia-	Construc-	Date	statement is
Description	brances	Land	ments	Land	ments	Land	ments	tion	tion	Acquired	computed

Hilton Monterey, CA	—	2,141	17,666	—	5,473	2,141	23,139	2,951	1971	8/3/98	40
Hilton Hotel Durham, NC	—	1,586	15,577	—	4,243	1,586	19,820	2,424	1987	8/3/98	40
Wyndham Garden Hotel Marietta, GA	—	1,900	17,077	(1,141)	(10,877)	759	6,200	—	1985	8/3/98	40
Westin Resort Key Largo, FL	—	3,167	29,190	—	951	3,167	30,141	4,031	1985	8/3/98	40
Doubletree, Atlanta, GA	—	2,236	18,514	—	4,043	2,236	22,557	2,999	1985	8/3/98	40
Park Plaza Arlington Heights, IL	—	1,540	12,645	(1,207)	(8,515)	333	4,130	61	1981	8/3/98	40
Holiday Inn Select Bucks County, PA (3) (4)	—	2,610	21,744	(1,356)	(10,895)	1,254	10,849	173	1987	8/3/98	40
Hilton Hotel Cocoa Beach, FL	—	2,783	23,076	(982)	(8,327)	1,801	14,749	143	1986	8/3/98	40
Radisson Twin Towers of Orlando, FL	—	9,555	73,486	—	9,969	9,555	83,455	10,890	1972	8/3/98	40
Crowne Plaza Phoenix, AZ (4)	—	1,852	15,957	(1,374)	(11,443)	478	4,514	92	1981	8/3/98	40
Hilton Airport Hotel Grand Rapids, MI	(1)	2,049	16,657	—	1,606	2,049	18,263	2,411	1979	8/3/98	40
Marriott West Loop Houston, TX	(1)	2,943	23,934	—	5,021	2,943	28,955	3,692	1976	8/3/98	40
Courtyard by Marriott Durham, NC	—	1,406	11,001	(62)	(1,810)	1,344	9,191	119	1996	8/3/98	20
Courtyard by Marriott, Marina Del Rey, CA	—	3,450	24,534	—	3,051	3,450	27,585	3,937	1976	8/3/98	20
Courtyard by Marriott, Century City, CA	—	2,165	16,465	(385)	(3,837)	1,780	12,628	162	1986	8/3/98	20
Holiday Inn Walt Disney World Village, Orlando, FL	—	—	41,267	—	4,903	—	46,170	6,463	1972	8/3/98	20
Crowne Plaza, San Jose, CA	(1)	2,130	23,404	(24)	1,956	2,106	25,360	3,376	1975	8/3/98	40
Doubletree Hotel Westshore, Tampa, FL	—	2,904	23,476	—	10,338	2,904	33,814	4,064	1972	8/3/98	40
Howard Johnson Resort Key Largo, FL	—	1,784	12,419	(806)	(5,862)	978	6,557	—	1971	8/3/98	40
Radisson Annapolis, MD	—	1,711	13,671	(229)	(1,241)	1,482	12,430	185	1975	8/3/98	40
Holiday Inn Fort Lauderdale, FL	—	2,381	19,419	—	2,370	2,381	21,789	2,848	1969	8/3/98	40
Holiday Inn Chicago O’Hare, IL	15,688	4,290	72,631	—	16,322	4,290	88,953	11,356	1975	8/3/98	40
Holiday Inn & Suites Alexandria, VA	—	1,769	14,064	(1)	1,813	1,768	15,877	2,023	1985	8/3/98	40
Hilton Clearwater, FL	—	—	69,285	—	5,114	—	74,399	9,852	1980	8/3/98	40
Radisson Old Towne Alexandria, VA	—	2,241	17,796	(205)	(53)	2,036	17,743	256	1975	8/3/98	40
Ramada Plaza Meriden (3) (4)	—	1,247	10,057	(734)	(6,422)	513	3,635	66	1985	8/3/98	40
Ramada Plaza Shelton (4)	—	2,040	16,235	(1,129)	(9,808)	911	6,427	73	1989	8/3/98	40
Sheraton Crossroads Mahwah, NJ	—	3,258	26,185	—	1,423	3,258	27,608	3,648	1986	8/3/98	40
Doral Forrestal, Princeton, NJ	—	9,578	57,555	—	9,871	9,578	67,426	8,869	1981	8/11/98	40
South Seas Resort, Captiva, FL	—	3,084	83,573	—	13,019	3,084	96,592	11,943	1975	10/1/98	40
Best Western Sanibel Island, FL	—	3,868	3,984	17	662	3,885	4,646	567	1967	10/1/98	40
The Dunes Golf & Tennis Club, Sanibel Island, FL	—	7,705	3,043	9	404	7,714	3,447	438	1964	10/1/98	40
Sanibel Inn, Sanibel Island, FL	—	8,482	12,045	—	358	8,482	12,403	1,584	1964	10/1/98	40
Seaside Inn, Sanibel Island, FL	—	1,702	6,416	23	121	1,725	6,537	852	1964	10/1/98	40
Song of the Sea, Sanibel Island, FL	—	339	3,223	19	162	358	3,385	431	1964	10/1/98	40
Sundial Beach Resort, Sanibel Island, FL	—	320	12,009	—	2,820	320	14,829	1,735	1975	10/1/98	40
Holiday Inn Madison, WI	—	4,143	6,692	—	565	4,143	7,257	874	1965	1/11/99	40
Safety Harbor Resort and Spa	—	732	19,618	—	2,717	732	22,335	2,016	1926	5/31/00	40

		$269,965	$1,932,263	$(26,132)	$41,283	$243,833	$1,973,546	$256,354

(1)	These properties secure the Secured Facility, due 2009, which, as of December 31, 2003, had an outstanding balance of $309,035.

(2)	These properties secure the Secured Facility, due 2013, which, as of December 31, 2003, had an outstanding balance of $100,765.

(3)	These properties were classified as held for sale as of December 31, 2003.

(4)	We have sold these properties since January 1, 2004.

    The components of our property and equipment are as follows:

	Property and	Accumulated
	Equipment	Depreciation

Land	$243,833	$—
Building and improvements	1,973,546	256,354
Furniture, fixtures and equipment	287,361	190,834
Construction-in-progress	29,337	—

Total property and equipment	$2,534,077	$447,188

Classification on balance sheet:
Property and equipment	$2,481,752	$446,032
Assets held for sale	52,325	1,156

	$2,534,077	$447,188

      A reconciliation of our property and equipment and related accumulated depreciation is as follows:

	2003	2002	2001

Property and equipment
Balance, beginning of period	$3,020,909	$3,163,324	$3,193,730
Improvements and construction-in-progress	36,190	47,347	44,476
Effect of exchange rate differences	8,520	—	—
Loss on asset impairments	(295,037)	(78,732)	(43,582)
Accumulated depreciation reclass related to asset impairments	(117,394)	(16,395)	(20,353)
Cost of property and equipment sold	(119,111)	(94,635)	(10,947)

Balance, end of period	2,534,077	3,020,909	3,163,324

Accumulated depreciation
Balance, beginning of period	460,972	377,027	287,229
Additions-depreciation expense	105,657	115,404	112,465
Effect of exchange rate differences	3,354	(171)	—
Cost of property and equipment sold	(5,401)	(14,893)	(2,314)
Accumulated depreciation reclass related to asset impairments	(117,394)	(16,395)	(20,353)

Balance, end of period	447,188	460,972	377,027

Net property and equipment, end of period	$2,086,889	$2,559,937	$2,786,297

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

      As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial and chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Controls Over Financial Reporting

      There has been no change in our internal control over financial reporting in the last quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to MeriStar Hospitality’s 2004 Annual Stockholder Meeting proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2004 Annual Stockholder Meeting proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2004 Annual Stockholder Meeting proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2004 Annual Stockholder Meeting proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2004 Annual Stockholder Meeting proxy statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a.) The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements

The Independent Auditors’ Report and Consolidated Financial Statements are provided under Item 8.

2.	Financial Statement Schedules

Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2003 is provided under Item 8. No other schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto, which are provided in Item 8 of this Annual Report on Form 10-K.

3.	Exhibits

See Index on pages 73 through 77 of this Annual Report on Form 10-K.

(b.)	Reports on Form 8-K

On December 23, 2003, we filed a current report on Form 8-K (Items 5 and 7) announcing MeriStar Hospitality had closed on a new $50 million senior credit facility.

On October 20, 2003, we filed a current report on Form 8-K (Items 7 and 9), announcing the closing of MeriStar Hospitality’s offering of an additional 1,800,000 shares of common stock.

On October 14, 2003, we filed a current report on Form 8-K (Item 5) announcing the sale of the 71-room Santa Barbara Inn in California for $16.5 million.

On October 1, 2003, we filed a current report on Form 8-K (Items 7 and 9) announcing MeriStar Hospitality’s offering of 12,000,000 shares of our common stock.

INDEX TO EXHIBITS — MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

COMMISSION FILE NO. 333-63768

      Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit
No.	Description of Document

1.1	Underwriting Agreement, dated September 24, 2003, by and among Meristar Hospitality, Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 1.1 to MeriStar Hospitality’s current report on Form 8-K, and filed with the Commission on October 1, 2003).
3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).
3.2	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).
3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).
3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).
3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).
3.6	By-Laws of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).
3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).
3.8	By-Laws of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).
4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to MeriStar Hospitality’s Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).
4.1.2	Indenture; dated as of July 1, 2003; by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association; as trustee (incorporated by reference to Exhibit 4.1 to MeriStar Hospitality’s current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).
4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

Exhibit
No.	Description of Document

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture. (incorporated by reference to Exhibit 4.2.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.2.7	Officer’s Certificate establishing the terms of the registrant’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to MeriStar Hospitalty’s current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).
4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).
4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).
4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.4.3	Third Supplemental Indenture to the March 1999 Indenture. (incorporated by reference to Exhibit 4.4.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit
No.	Description of Document

4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to MeriStar Hospitality’s annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain other parties and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
4.8	Letter agreement dated November 11, 2003 relating to exhibits (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and filed with the Commission on November 12, 2003).
4.9	Letter agreement dated December 23, 2003 relating to exhibits (incorporated by reference to Exhibit 4.9 to MeriStar Hospitality’s current report on Form 8-K, and filed with the Commission on December 23, 2003).

Exhibit
No.	Description of Document

10.1	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/ B/ A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).
10.2	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. (“Intercompany Agreement”) (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.2.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).
10.2.2	Second Amendment, dated as of April 1, 2003, to Intercompany Agreement.**
10.3.1	Third Amendment to MeriStar Hotels Revolving Credit Agreement, dated July 31, 2002 (incorporated by reference to Exhibit 10.4 to Interstate Hotels and Resorts, Inc., Commission File No. 1-14331, Form 8-K dated August 7, 2002, and filed with the Commission on August 7, 2002).
10.3.2	Fourth Amendment to MeriStar Hotels Revolving Credit Agreement, dated August 15, 2002 (incorporated by reference to Exhibit 10.5.4 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).
10.4*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.4.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.5*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.5.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).
10.6*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).
10.7*	Amended and Restated MeriStar Hospitality Corporation Employee Stock Purchase Plan.**
10.8*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).
10.9*	Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).
10.10*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).
10.11*	Employment Agreement between MeriStar Hospitality Corporation and John Emery (incorporated by reference to Exhibit 10.9 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

Exhibit
No.	Description of Document

10.12	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).
10.13*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P). and John Emery (incorporated by reference to Exhibit 10.16 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).
10.14*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger (incorporated by reference to Exhibit 10.17 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).
10.15*	Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul Whetsell, effective November 20, 2002 (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).
10.16*	Second Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective April 22, 2003 (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).
10.17*	Executive Employment Agreement, effective February 17, 2003, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).
12	Ratio of Earnings to Fixed Charges.***
13	Financial Statements of MeriStar Hospitality Corporation as of December 31, 2003, 2002 and 2001.***
21	Subsidiaries of MeriStar Hospitality Operating Partnership, L.P.***
23	Consent of KPMG LLP.***
24	Power of Attorney (see Signatures pages).***
31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.***
31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.***
32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. ***
32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.***
99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.***

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed as part of MeriStar Hospitality Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission file number 1-11903).

***	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
MERISTAR HOSPITALITY FINANCE CORP.
MERISTAR HOSPITALITY FINANCE CORP. II
MERISTAR HOSPITALITY FINANCE CORP. III

By:	MERISTAR HOSPITALITY CORPORATION,

ITS GENERAL PARTNER

By:	/s/ PAUL W. WHETSELL

PAUL W. WHETSELL
Chief Executive Officer and Chairman of the Board

Dated: March 15, 2004

      KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles, Donald D. Olinger and Jerome J. Kraisinger, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) of MeriStar Hospitality Corporation	March 15, 2004

/s/ BRUCE G. WILES Bruce G. Wiles	Chief Operating Officer and Director of MeriStar Hospitality Corporation	March 15, 2004

/s/ DONALD D. OLINGER Donald D. Olinger	Chief Financial Officer of MeriStar Hospitality Corporation	March 15, 2004

/s/ J. TAYLOR CRANDALL J. Taylor Crandall	Director of MeriStar Hospitality Corporation	March 12, 2004

/s/ JAMES F. DANNHAUSER James F. Dannhauser	Director of MeriStar Hospitality Corporation	March 12, 2004

Signature	Title	Date

/s/ WILLIAM S. JANES William S. Janes	Director of MeriStar Hospitality Corporation	March 12, 2004

/s/ H. CABOT LODGE III H. Cabot Lodge III	Director of MeriStar Hospitality Corporation	March 12, 2004

/s/ D. ELLEN SHUMAN D. Ellen Shuman	Director of MeriStar Hospitality Corporation	March 15, 2004

/s/ JAMES R. WORMS James R. Worms	Director of MeriStar Hospitality Corporation	March 12, 2004