Form 10-Q
period 2004-09-30
MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2004-11-09
CIK 1169638, 1169640, 1142257, 1142258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-63768

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.	MERISTAR HOSPITALITY FINANCE CORP
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

75-2648837	52-2321015
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

MERISTAR HOSPITALITY FINANCE CORP II	MERISTAR HOSPITALITY FINANCE CORP III
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

73-1658708	46-0467463
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of September 30, 2004, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars and units in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Property and equipment	$2,572,234	$2,481,752
Accumulated depreciation	(490,435)	(446,032)

	2,081,799	2,035,720
Assets held for sale	7,786	51,169
Investment in affiliate	15,000	15,000
Prepaid expenses and other assets	44,016	47,033
Insurance claim receivable	63,071	—
Accounts receivable, net of allowance for doubtful accounts of $5,043 and $2,040	64,404	64,709
Restricted cash	59,710	42,523
Cash and cash equivalents – unrestricted	117,787	230,876

	$2,453,573	$2,487,030

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,374,108	$1,381,555
Notes payable to MeriStar Hospitality Corporation	207,658	256,473
Accounts payable and accrued expenses	87,596	80,014
Accrued interest	36,382	46,813
Due to Interstate Hotels & Resorts	19,362	16,411
Other liabilities	9,573	11,045

Total liabilities	1,734,679	1,792,311

Minority interests	2,432	2,496
Redeemable OP units at redemption value, 2,298 and 3,510 outstanding	12,523	35,926
Partners’ capital – Common OP units, 87,370 and 66,790 issued and outstanding	703,939	656,297

	$2,453,573	$2,487,030

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Hotel operations:
Rooms	$128,309	$121,037	$401,815	$384,329
Food and beverage	47,043	44,250	156,261	150,842
Other hotel operations	13,981	15,696	48,194	51,314
Office rental, parking and other revenue	1,443	1,958	4,071	4,502

Total revenue	190,776	182,941	610,341	590,987

Hotel operating expenses:
Rooms	35,295	32,856	102,072	95,097
Food and beverage	37,966	35,171	117,109	110,131
Other hotel operating expenses	9,676	9,584	30,645	29,798
Office rental, parking and other expenses	682	933	1,938	2,161
Other operating expenses:
General and administrative, hotel	32,202	30,013	97,172	92,138
General and administrative, corporate	2,520	2,621	9,625	8,721
Property operating costs	31,299	30,305	93,056	88,893
Depreciation and amortization	25,756	23,166	76,198	70,962
Property taxes, insurance and other	13,605	14,960	45,958	48,901
Hurricane cost recoveries, net of expenses	(5,345)	—	(5,345)	—
Loss on asset impairments	1,845	4,736	3,680	42,050

Operating expenses	185,501	184,345	572,108	588,852

Preferred return on investment in MIP	1,600	1,600	4,800	5,769

Operating income	6,875	196	43,033	7,904
Minority interest	40	—	65	(6)
Interest expense, net	(30,994)	(35,199)	(95,586)	(102,386)
(Loss) gain on early extinguishments of debt	—	4,574	(7,903)	4,574

Loss before income taxes and discontinued operations	(24,079)	(30,429)	(60,391)	(89,914)
Income tax (expense) benefit	212	120	537	(1,783)

Loss from continuing operations	(23,867)	(30,309)	(59,854)	(91,697)

Discontinued operations:
Loss from discontinued operations	(3,703)	(20,920)	(20,804)	(251,413)
Income tax (expense) benefit	32	184	183	2,212

Loss from discontinued operations	(3,671)	(20,736)	(20,621)	(249,201)

Net loss	$(27,538)	$(51,045)	$(80,475)	$(340,898)

Preferred distributions	—	(141)	(141)	(424)

Net loss applicable to common unitholders	$(27,538)	$(51,186)	$(80,616)	$(341,322)

Net loss applicable to general partner unitholders	$(26,812)	$(48,265)	$(78,255)	$(319,974)

Net loss applicable to limited partner unitholders	$(726)	$(2,921)	$(2,361)	$(21,348)

Basic and Diluted Loss per unit:
Loss from continuing operations	$(0.27)	$(0.60)	$(0.73)	$(1.86)
Loss from discontinued operations	(0.04)	(0.41)	(0.25)	(5.03)

Net loss per basic and diluted unit	$(0.31)	$(1.01)	$(0.98)	$(6.89)

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net loss	$(80,475)	$(340,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,983	84,095
Loss on asset impairments	10,022	285,677
Loss on sale of assets, before tax effect	13,762	2,772
Loss (gain) on early extinguishments of debt	7,903	(4,574)
Minority interests	(65)	6
Amortization of unearned and adjustment to stock-based compensation	(3,845)	2,380
Change in value of interest rate swaps	—	(3,977)
Deferred income taxes	(357)	(1,848)
Changes in operating assets and liabilities:
Accounts receivable	471	(7,641)
Prepaid expenses and other assets	8,985	2,763
Due from/to Interstate Hotels & Resorts	(9,058)	(4,531)
Accounts payable, accrued expenses, accrued interest and other liabilities	(19,482)	(19,503)

Net cash provided by (used in) operating activities	5,844	(5,279)

Investing activities:
Acquisition of hotels, net of cash acquired of $4.1 million	(182,375)	—
Capital expenditures for property and equipment	(85,632)	(21,826)
Deposit on investment in hotel	(7,500)	—
Proceeds from sales of assets	119,323	74,470
Purchases of marketable securities	—	(18,040)
Sales of marketable securities	—	17,040
Net payments from (advances to) Interstate Hotels & Resorts	—	42,052
(Increase) decrease in restricted cash	(17,187)	(18,038)
Costs associated with disposition program and other, net	(5,653)	(299)

Net cash (used in) provided by investing activities	(179,024)	75,359

Financing activities:
Prepayments on long-term debt	(105,049)	—
Scheduled payments on long-term debt	(6,991)	(179,309)
Proceeds from debt issuance, net of issuance costs	109,700	263,487
Distributions to minority investors	(141)	(424)
Contributions from partners	72,261	82,920
Purchase of limited partnership unit	(8,690)	(65)
Other	(367)	—

Net cash provided by financing activities	60,723	166,609

Effect of exchange rate changes on cash and cash equivalents	(632)	(304)

Net (decrease) increase in cash and cash equivalents	(113,089)	236,385
Cash and cash equivalents, beginning of period	230,876	33,889

Cash and cash equivalents, end of period	$117,787	$270,274

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$106,559	$118,739
Income taxes	$357	$1,920
Non-cash investing and financing activities:
Property damage insurance claim receivable	$60,000	—
Notes payable to MeriStar Hospitality redeemed in exchange for Common OP Units	$49,213	$18,000
Mortgage foreclosure	$11,141	—
Change in fair value of interest rate swaps	$2,343	—
Redemption of OP units	$606	$20,116

See accompanying notes to the unaudited consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

1.	Organization

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation (“MeriStar Hospitality”), which is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of September 30, 2004, we owned 76 hotels with 21,210 rooms, all of which were leased by our taxable subsidiaries. As of September 30, 2004, 74 hotels were managed by Interstate Hotels & Resorts, Inc. (“Interstate Hotels”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

The Managers operate our 76 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

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

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and its controlled affiliates. We consolidate entities (in the absence of other factors when determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated in consolidation. One of our properties reports results over 13 four week periods each year. We include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

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

The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. When we conclude that we expect to sell or otherwise dispose of an asset significantly before the end of its previously estimated useful life, we perform an impairment analysis on that asset (as is the case for assets we are considering for disposition). We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

Accounting for Costs Associated with Exit or Disposal Activities. We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments to Interstate Hotels as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to Interstate Hotels. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. To date, we have not incurred any management agreement termination obligations other than in connection with sales of hotels. For further discussion of potential termination obligations, see “Asset Dispositions” included in Item 2 of this Quarterly Report on Form 10-Q.

Stock-Based Compensation. MeriStar Hospitality has several equity-based compensation plans. We adopted the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, on January 1, 2003 for new stock options issued under our compensation programs sponsored by MeriStar Hospitality. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued under our compensation programs prior to January 1, 2003. As MeriStar Hospitality granted these stock options at fair market value, no compensation cost has been recognized. For our other equity-based compensation awards, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant for fixed plan awards, while variable plan awards are also re-measured based upon the intrinsic value of the award at each balance sheet date.

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per share amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(27,538)	$(51,045)	$(80,475)	$(340,898)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	336	762	1,311	2,344
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(372)	(890)	(1,449)	(2,790)

Net loss, pro forma	$(27,574)	$(51,173)	$(80,613)	$(341,344)

Loss per unit:
Basic and Diluted, as reported	$(0.31)	$(1.01)	$(0.98)	$(6.89)
Basic and Diluted, pro forma	(0.31)	(1.01)	(0.99)	(6.90)

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

Acquisition of Hotels. Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment. We allocate the purchase price among these asset classes and any acquired intangible assets based upon their respective fair values as required by SFAS No. 141, “Business Combinations.”

Accounting for the Impact of the Hurricane Damage to Florida Properties. During the 2004 hurricane season, four hurricanes caused substantial damage to nine of our hotels located in Florida, as well as damage to other properties. Most of the damage at these properties resulted from Hurricane Charley. The hurricane damage or evacuation orders at several properties also caused significant business interruption, including the necessary closure of certain hotels. We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans; while none of the properties were completely destroyed, several require substantial repair and reconstruction, and will remain closed until such repairs are complete. The extent of the net book value of the property damage has been preliminarily estimated to be at least $60 million, and we have recorded a net fixed asset write-off and corresponding insurance claim receivable for this amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged assets; however, we are still assessing the impact of the hurricanes on our properties, and actual damages could vary substantially from this estimate. Changes to this estimate will be recorded in the period in which they are determined.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply; moreover, no determination has been made as to the total amount or timing of those insurance payments and no assurance can be given as to whether those insurance payments will be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As a result of the damage caused by the hurricanes, our properties have experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for these income losses sustained. To the extent that, as a result of the hurricanes, we incur expenses related to the properties for which we are entitled to a recovery under the insurance policies, when it can be demonstrated that it is probable that such insurance recovery will be realized, a receivable is recognized and is reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved. This income recognition criteria may result in business interruption insurance recoveries being reported in a period subsequent to the period that we experience lost income from those properties, resulting in fluctuations in our net income that may be longer than normal.

Under this income recognition criteria, as of September 30, 2004, we have recorded a $73.1 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $10 million in insurance advances has been collected through September 30, 2004. We collected an additional $7.5 million advance in October 2004.

Of the $73.1 million receivable recorded, $60 million represents the write-down of net fixed assets, as discussed above. The remaining $13.1 million represents an anticipated recovery of costs incurred, and this recovery is recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations. Of our costs incurred, $7.8 million is also recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations, resulting in a $5.3 million net credit presented in this line. The remaining $5.3 million costs incurred are recorded within hotel operating expenses and other operating expenses. These costs incurred and corresponding recovery have no net impact on our operating income.

Following is a summary of hurricane related activity recorded (in millions):

Hurricane Receivable September 30, 2004

Fixed assets net book value write down	$60.0
Recovery of costs incurred	13.1
Payments received to date	(10.0)

$63.1

Costs Incurred and Recovery of Costs Incurred Three and Nine Months Ended September 30, 2004

	Hotel operating and other operating expenses	Hurricane cost recoveries, net of expenses	Net operating income impact
Costs incurred	$5.3	$7.8	$13.1
Costs recovered	—	(13.1)	(13.1)

Total	$5.3	$(5.3)	$—

Reclassifications. Certain prior period information has been reclassified to conform to the current presentation. These reclassifications have no impact on consolidated net loss.

3.	Comprehensive Loss

Comprehensive loss equaled net loss for the three months ended September 30, 2004. Comprehensive loss was $50.5 million for the three months ended September 30, 2003, which consisted of net loss ($51.0 million) and foreign currency translation adjustments.

Comprehensive loss was $79.5 million and $335.5 million for the nine months ended September 30, 2004 and 2003, respectively. Comprehensive loss consisted of net loss ($80.5 million and $340.9 million for the nine months ended September 30, 2004 and 2003, respectively) and foreign currency translation adjustments.

4.	Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The Ritz-Carlton, Pentagon City luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. On June 30, 2004, we partially financed the acquisition through a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

The Marriott Irvine is operated by a subsidiary of Marriott International, Inc. under a long-term contract. We financed a portion of the acquisition with a $55.5 million fixed-rate mortgage loan, which is secured by this property, matures on July 1, 2011 and bears interest at an annual rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand. Because Marriott International, Inc. reports results in 13 four-week periods during the year rather than the 12 monthly periods that we employ, we will include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the three and nine months ended September 30, 2004 and 2003 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$190,776	$196,098	$637,518	$633,772
Net loss	(27,538)	(51,599)	(78,310)	(340,617)
Net loss per unit:
Basic and Diluted	$(0.31)	$(1.02)	$(0.96)	$(6.88)

The following is a summary of the preliminary combined allocation of the purchase price (in thousands).

Land	$14,677
Buildings and improvements	151,733
Furniture, fixtures and equipment	17,616
Intangible	987
Net working capital	1,435

Total purchase price	$186,448

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Land	$245,378	$238,772
Buildings and improvements	1,949,390	1,930,155
Furniture, fixtures and equipment	286,828	284,602
Construction-in-progress	90,638	28,223

	$2,572,234	$2,481,752

For the nine months ended September 30, 2004 and 2003, we capitalized interest of $3.6 million and $2.4 million, respectively.

During the first, second and third quarters of 2004, we recognized impairment losses of $5.0 million, $2.4 million, and $2.6 million, respectively, of which $4.8 million, $0.8 million, and $0.7 million, respectively, are recorded in discontinued operations (see Note 12). While only one property was classified as held for sale as of September 30, 2004, we performed an impairment analysis on other properties which we are considering for disposition, resulting in an impairment loss of $1.9 million in continuing operations during the third quarter of 2004.

During the first, second and third quarters of 2003, we recognized impairment losses of $56.7 million, $208.0 million, and $21.0 million, respectively, of which $56.7 million, $170.6 million, and $16.3 million, respectively, are recorded in discontinued operations as of September 30, 2004 (see Note 12).

The impairment charges recorded during 2004 and 2003 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. These estimates required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

On September 7, 2004, we relinquished a property to a mortgage lender upon the completion of a foreclosure proceeding initiated by the lender with our acquiescence (see Note 8). The property and the mortgage loan had a fair value and carrying value of approximately $11 million.

6.	Assets Held for Sale

At December 31, 2003, seven assets were classified as held for sale. All seven of these assets were disposed of during the first six months of 2004. At September 30, 2004, one of our 76 properties met our criteria for classification as held for sale. No other assets met the probability criteria as prescribed by SFAS No. 144 to classify them as held for sale. Assets held for sale consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Land	$966	$5,061
Buildings and improvements	6,565	43,391
Furniture, fixtures and equipment	190	2,759
Construction-in-progress	65	1,114

	7,786	52,325
Accumulated depreciation	—	(1,156)

	$7,786	$51,169

As of June 30, 2004, we had classified a property as held for sale as that property had met the criteria to be classified as such. During the third quarter of 2004, the expected sale did not close. As of September 30, 2004, the property did not meet the criteria to be classified as held for sale, and therefore has been reclassified as held for use. Upon the decision not to sell, the property was reclassified at its fair value, $7.9 million, which was less than its carrying value of $8.2 million prior to being designated as held for sale. Depreciation was resumed at that time. Results of this hotel are now presented as a component of continuing operations for all periods presented as of September 30, 2004.

7.	Investments

Investment in MIP. In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a partnership interest, in which we earn a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment is preferred and cumulative, the underlying investment ranks equally with the investments of the other investors in MIP. We recognize the return quarterly as it becomes due to us. The income, net of related expense, is recorded in a separate line item within operating activities as the operations of this investment are integral to our operations. For the nine months ended September 30, 2004 and 2003, we recognized a preferred return of $4.8 million and $5.8 million, respectively, from this investment. As of September 30, 2004 and December 31, 2003, cumulative preferred returns of $27.1 million and $19.6 million, respectively, were due from MIP. We have reserved a portion of this balance and have included the net $23.0 million and $18.2 million in accounts receivable on the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return, from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets, and from contributions to MIP from other partner contributions. Given the current economic environment, we do not expect MIP’s operations to provide adequate cash flow in the near term for significant payment of our current returns or repayments of our cumulative unpaid preferred returns; however we expect to receive payments from MIP during the fourth quarter of 2004 resulting from planned dispositions of certain assets combined with cash flow improvements on other assets, and from contributions to MIP from other partners. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

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

Investment in Radisson Lexington Avenue Hotel. On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, including a loan that will yield a $5.8 million cumulative annual return and a 49.99% equity participation in the income and losses of the hotel. The investment was financed with cash on hand. The loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to a $150 million financial institution loan, but has priority over all equity interests. Our equity investment will not be consolidated into our results and will be accounted for under the equity method of accounting. As of September 30, 2004, we had paid a $7.5 million deposit related to this investment.

8.	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Senior unsecured notes due 2011 – 9.125%	$355,665	$400,000
Senior unsecured notes due 2008 – 9.0%	270,500	300,000
Senior unsecured notes due 2009 – 10.5%	224,187	250,000
Secured facility, due 2009	304,539	309,035
Secured facility, due 2013	99,680	100,765
Mortgage debt	125,762	27,011
Unamortized issue discount	(3,882)	(5,256)

	$1,376,451	$1,381,555
Fair value adjustment for interest rate swap	(2,343)	—

	$1,374,108	$1,381,555

Notes payable to MeriStar Hospitality	$207,930	$257,143
Unamortized issue discount	(272)	(670)

Notes payable to MeriStar Hospitality	$207,658	$256,473

Total long-term debt and notes payable to MeriStar Hospitality	$1,581,766	$1,638,028

Aggregate future maturities as of September 30, 2004 were as follows (in thousands):

2004 (three months)	$6,368
2005	11,142
2006	12,031
2007	46,945
2008	284,112
Thereafter	1,223,511

1,584,109
Fair value adjustment for interest rate swap	(2,343)

$1,581,766

As of September 30, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.39% after giving effect to the interest rate swap. Based on market prices at September 30, 2004, the fair value of our long-term debt was $1.66 billion.

Credit facility. On December 19, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of September 30, 2004, we had no outstanding borrowings under this facility.

The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness. There are no ratings-based covenants in the facility.

Senior unsecured notes. During the nine months ended September 30, 2004, we repurchased from available cash $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

These senior unsecured notes are unsecured obligations of us and certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our common OP units, the issuance of any preferred equity, the payment of certain distributions, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of September 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194.3 million was available at September 30, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at September 30, 2004. We have the ability to lever assets within an unrestricted subsidiary, such as the mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Secured facilities. We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. As of September 30, 2004 and December 31, 2003, $33.9 million and $27.2 million, respectively, of cash was held in escrow under this provision. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties, subject to the servicer’s review and approval. Escrowed funds totaling $25.0 million were available to fund capital expenditures under this provision as of September 30, 2004. In 2004, we received cash reimbursements of $12.8 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

The fair value adjustments for the interest rate swap agreement of net $(2.3) million that are discussed in further detail below are related to the outstanding secured facility balance of $304.5 million as of September 30, 2004.

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

The proceeds from the new borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. On October 15, 2004, the remaining $3.7 million balance of 4.75% notes payable to MeriStar Hospitality were repaid at maturity. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable to MeriStar Hospitality due 2007.

The 8.75% notes payable to MeriStar Hospitality due 2007 are unsecured obligations, and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

During the nine months ended September 30, 2004, we retired $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) through the issuance of 8,138,728 common OP units. We recorded a loss on early extinguishment of debt of $1.7 million.

Mortgage debt. As of September 30, 2004, we had three mortgage loans, two of which were incurred during the second quarter of 2004.

We financed a portion of the Marriott Irvine acquisition (see Note 4) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see Note 4), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property was included in discontinued operations as of September 30, 2004.

Our other individual mortgage matures in 2011 and carries an interest rate of 9.0%.

Derivatives. On April 2, 2004, we entered into an interest rate swap arrangement with a third party to manage our interest rate risk related to our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount. We do not use derivative instruments for speculative purposes. Due to the fact that the notional amount of the swap matches the principal amount of the underlying debt and other hedge accounting criteria were met, the swap was designated as highly effective at the inception of the swap arrangement and designated as a fair value hedge. We continue to evaluate the effectiveness of the hedge and believe that the hedge continues to be highly effective.

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our consolidated statements of operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the three and nine months ended September 30, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $2.3 million liability as of September 30, 2004. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the three and nine months ended September 30, 2004, we earned cash payments of $1.5 million and $3.2 million, respectively, under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $8.7 million as of September 30, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. We will receive all remaining collateral upon maturity of the swap.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the three and nine months ended September 30, 2003, we recognized $0.6 million and $4.0 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and nine months ended September 30, 2003, we made cash payments on those swaps of $0.6 and $4.0 million, respectively. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

9.	Partnership Units and Minority Interests

OP Units. Our operating partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units, or POPs.

During the nine months ended September 30, 2004, we issued 8,138,728 Common OP units in exchange for the redemption of $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) (see Note 8).

Common OP Unit holders converted 133,000 and 883,000 of their OP Units, with a value of $0.6 million and $20.1 million, respectively, into common stock during the nine months ended September 30, 2004 and 2003, respectively. A POPs unit holder converted 31,250 POPs for cash during the nine months ended September 30, 2004.

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

During July 2004, our Board of Directors authorized the elimination of the plan pursuant to which POPs are issued. We expect to complete the elimination of the plan by January 2006. The POPs plan had been accounted for under APB 25, “Accounting for Stock Issued to Employees” as a fixed plan since December 11, 2001. Under fixed plan accounting, compensation expense is measured on the intrinsic value of the award on the grant date and amortized on a straight line basis over the vesting period. As a result of an accounting analysis performed in conjunction with the elimination of the POPs plan, we have determined that these awards should have been accounted for using variable plan accounting instead of fixed plan accounting. Under variable plan accounting, compensation expense is re-measured based upon the intrinsic value of the award at each balance sheet date and amortized to expense using a ratable vesting formula. Had variable plan accounting been applied from December 11, 2001, compensation expense for each of the years ended December 31, 2001, 2002 and 2003 would have been increased (reduced) by $0.5 million, $(3.7) million, and $(2.7) million, respectively. In order to correct this error, an adjustment of $4.5 million, net of forfeitures, was recorded during the third quarter of 2004 to reduce compensation expense; $4.0 million of this amount relates to 2003 and prior periods while $0.2 million and $0.3 million relate to the first and second quarters of 2004, respectively. This adjustment is included in the “General and administrative, corporate” line in our Consolidated Statements of Operations. In addition, the accrual for our liability under this plan, which is $3.6 million at September 30, 2004, has been reclassified from Redeemable OP Units to accrued liabilities. We have determined that the adjustments related to correction of this error are immaterial on both a quantitative and qualitative basis to the financial statements for all periods affected. Accordingly, the correction has been made in the current period financial statements.

10.	Loss Per Unit

The following table presents the computation of basic and diluted loss per unit (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic and Diluted Loss Per Unit:
Loss from continuing operations	$(23,867)	$(30,309)	$(59,854)	$(91,697)
Preferred distributions	—	(141)	(141)	(423)

Loss from continuing operations available to common unitholders	$(23,867)	$(30,450)	$(59,995)	$(92,120)

Weighted average number OP units outstanding	89,662	50,596	82,000	49,543

Basic and diluted loss per unit from continuing operations	$(0.27)	$(0.60)	$(0.73)	$(1.86)

11.	Commitments and Contingencies

Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Minimum Lease Payments. We lease the land at certain of our hotels and office space of our corporate headquarters under long-term arrangements from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of September 30, 2004 were as follows (in thousands):

2004 (three months)	$578
2005	2,272
2006	2,188
2007	2,212
2008	2,212
Thereafter	70,882

$80,344

Our obligations under other operating lease commitments, primarily for equipment, are not significant.

We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rental receipts under these leases as of September 30, 2004 were as follows (in thousands):

2004 (three months)	$1,262
2005	3,504
2006	2,766
2007	2,605
2008	1,856
Thereafter	3,248

$15,241

Termination Fees. We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $13.3 million with respect to the 33 properties we have disposed of between January 1, 2003 and November 1, 2004. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Any obligations due under the termination provisions of the applicable contracts will be payable over a period of 48 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts.

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were included in our previously announced disposition program (which includes two of the 76 properties we owned as of September 30, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $0.5 million has been applied to terminations that have occurred in the third quarter of 2004.

Hurricane recoveries. Recoveries expected to be received for insured claims are included in insurance claim receivable. Additional liabilities, if any, that may result from these matters are not expected to have a material adverse effect on our financial position or results from operations.

12.	Dispositions

Between January 1, 2003 and September 30, 2004, we disposed of 33 hotels with 7,218 rooms for total gross proceeds of $247.2 million in cash and $11.1 million in reduction of debt. Of these 33 hotels, 15 hotels were disposed of in 2003, 11 hotels were disposed of in the first quarter of 2004, four hotels were disposed of in the second quarter of 2004, and three hotels were disposed of in the third quarter of 2004. As of September 30, 2004, one of our hotels met our criteria for held-for-sale classification (see Note 6). Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, and the one property classified as held-for-sale are included in discontinued operations.

Summary financial information included in discontinued operations for these hotels is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$3,164	$41,186	$30,364	$132,726
Loss on asset impairments	(736)	(16,264)	(6,342)	(243,626)
Pretax gain (loss) from operations	(735)	(1,884)	(700)	(5,015)
Loss on disposal	(2,232)	(2,772)	(13,762)	(2,772)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts.

13.	Consolidating Financial Statements

Certain of our subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. Certain of our subsidiaries are guarantors of MeriStar Hospitality’s unsecured senior subordinated notes. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents our supplementary consolidating financial statements including each of the guarantor subsidiaries. This exhibit presents our consolidating balance sheets as of September 30, 2004 and December 31, 2003, consolidating statements of operations for the three and nine months ended September 30, 2004 and 2003, and consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003.

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

Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	the level of proceeds from asset sales;

•	cash available for capital expenditures;

•	the availability of capital;

•	our ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors;

•	weather conditions and natural disasters; and

•	changes in generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

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

BUSINESS SUMMARY

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation (“MeriStar Hospitality”), which is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of September 30, 2004, we owned 76 hotels with 21,210 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. As of September 30, 2004, 74 hotels are currently managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel is managed by The Ritz-Carlton Hotel Company LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel is managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

The Managers operate our 76 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

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

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

The termination of the intercompany agreement eliminates the last element of our original “paper clip” relationship with Interstate Hotels.

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were included in our previously announced disposition program (which includes two of the 76 properties we owned as of September 30, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $0.5 million has been applied to terminations that have occurred in the third quarter of 2004.

RESULTS OVERVIEW

At the beginning of 2003, we set out a strategy to position our company to best take advantage of an expected economic and industry recovery. We believe that we are in the midst of the early stages of a lodging industry economic recovery, however, the recovery is not uniform throughout the country. Certain of our markets are performing well, while others have not yet recovered. Our strategy includes the following key initiatives: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; reshape the portfolio through asset sales, selective brand conversions, and strategic acquisitions; maintain liquidity; improve our capital structure; and maintain upside potential.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program and selective brand conversions. We have continued to reshape our portfolio through three strategic, high-quality acquisitions, including one investment completed in October 2004, and dispositions of a number of lower yielding properties. From January 1, 2003 through September 30, 2004, we disposed of 33 assets. We generated $247.2 million in gross cash proceeds and $11.1 million in reduction of debt from the disposition of those 33 assets, which has significantly enhanced our liquidity. We ended the quarter with approximately $178 million in cash and cash equivalents, $118 million of which was unrestricted. We have no material maturities of long-term debt until 2007.

We have developed a targeted renovation program, that we expect to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. During the quarter, we accelerated our renovation program for certain key assets, which created some short-term disruption, but also positioned us to participate more quickly in the lodging industry recovery. We expect to invest approximately $125 million and $85 million in capital expenditures during 2004 and 2005, respectively to enhance the quality of our portfolio to meet or exceed the standards of our primary brands – Hilton, Marriott, and Starwood – as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in any economic recovery. While results are negatively impacted during renovations due to out of service rooms and the negative impact on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery.

Since the beginning of 2004, we have completed six brand conversions at the Sheraton Bellevue, Holiday Inn Walt Disney World Village, Doubletree Universal, Doubletree Hotel Dallas Galleria, Sheraton Key Largo, and Crowne Plaza Chicago O’Hare hotels with 2,231 total rooms. We experienced the short term negative impact of these brand conversions in the first three quarters due to customer displacement, renovation work and initial costs of training and marketing associated with brand conversions. However, we expect the conversions to generate long term positive results at these hotels due to better alignment of hotel characteristics to the brand or a more beneficial cost structure.

During the 2004 hurricane season, four hurricanes caused substantial damage to nine of our hotels located in Florida, as well as damage to other properties. Most of the damage at these properties resulted from Hurricane Charley. The hurricane damage or evacuation orders at several properties also caused significant business interruption, including the necessary closure of certain hotels. We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans; while none of the properties were completely destroyed, some require substantial repair and reconstruction, and will remain closed until such repairs are complete. The extent of the net book value of the property damage has been preliminarily estimated to be at least $60 million, and we have recorded a net fixed asset write-off and corresponding insurance claim receivable for this amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged assets; however, we are still assessing the impact of the hurricanes on our properties, and actual damages could vary substantially from this estimate. Changes to this estimate will be recorded in the period in which they are determined.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply; moreover, no determination has been made as to the total amount or timing of those insurance payments and no assurance can be given as to whether those insurance payments will be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As a result of the damage caused by the hurricanes, our properties have experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for these income losses sustained. To the extent that, as a result of the hurricanes, we incur expenses related to the properties for which we are entitled to a recovery under the insurance policies, when it can be demonstrated that it is probable that such insurance recovery will be realized, a receivable is recognized and is reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved. This income recognition criteria may result in business interruption insurance recoveries being reported in a period subsequent to the period that we experience lost income from those properties, resulting in fluctuations in our net income that may be longer than normal.

Under this income recognition criteria, as of September 30, 2004, we have recorded a $73.1 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $10 million in insurance advances has been collected through September 30, 2004. We collected an additional $7.5 million advance in October 2004.

Of the $73.1 million receivable recorded, $60 million represents the write-down of net fixed assets, as discussed above. The remaining $13.1 million represents an anticipated recovery of costs incurred, and this recovery is recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations. Of our costs incurred, $7.8 million is also recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations, resulting in a $5.3 million net credit presented in this line. The remaining $5.3 million costs incurred are recorded within hotel operating expenses and other operating expenses. These costs incurred and corresponding recovery have no net impact on our operating income.

Following is a summary of hurricane related activity recorded (in millions):

Hurricane Receivable September 30, 2004

Fixed assets net book value write down	$60.0
Recovery of costs incurred	13.1
Payments received to date	(10.0)

$63.1

Costs Incurred and Recovery of Costs Incurred

Three and Nine Months Ended September 30, 2004

	Hotel operating and other operating expenses	Hurricane cost recoveries, net of expenses	Net operating income impact
Costs incurred	$5.3	$7.8	$13.1
Costs recovered	—	(13.1)	(13.1)

Total	$5.3	$(5.3)	$—

Revenues from continuing operations increased to $610 million for the nine months ended September 30, 2004 compared to $591 million for the same period in 2003. The increase is primarily the result of a $4.49 increase in ADR, partially offset by a disruption of revenues at properties impacted by the hurricanes. Net loss for the nine months ended September 30, 2004 includes hotel and other operating expenses that are 4.0% higher compared to the same period in 2003, mainly due to the short-term impact of hotel renovations and brand conversions during 2004, the impact in 2003 of aggressive cost-cutting initiatives that were implemented last year in anticipation of economic impacts associated with the war in Iraq and associated tensions, and a restoration of 2003 cost reductions, particularly in areas having the most impact on guest satisfaction such as concierge, lounge, restaurant and lounge hours and front desk and bell stand staffing. In addition, we incurred a $7.9 million loss on early extinguishment of debt during the nine months ended September 30, 2004, as compared to a $4.6 million gain on early extinguishment of debt during the nine months ended September 30, 2003.

Our three and nine months ended September 30, 2004 results include the impact of an adjustment to our previous accounting for Profits-Only OP Units (“POPs”) (equity based compensation awards). Although the adjustment is not material to our financial results taken as a whole, because this adjustment is a one-time compensation expense reduction, our 2004 compensation expense is not fully comparable to our 2003 compensation expense. This adjustment is recorded in the “General and administrative, corporate” line item in our Consolidated Statements of Operations. Had the current accounting been applied originally, our net loss would have been $(32.1) million and $(84.4) million for the three and nine months ended September 30, 2004, respectively (see Note 9 to the financial statements).

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

Summary data for the three and nine months ended September 30 were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Summary of Operations:
Total revenue	$190,776	$182,941	4.3%	$610,341	$590,987	3.3%

Hotel operating expenses	83,619	78,544	6.5	251,764	237,187	6.1
Other operating expenses	100,037	101,065	(1.0)	316,664	309,615	2.3
Loss on asset impairments	1,845	4,736	(61.0)	3,680	42,050	(91.2)

Total operating expenses	185,501	184,345	0.6	572,108	588,852	(2.8)

Preferred return on investment in MIP	1,600	1,600	—	4,800	5,769	(16.8)

Operating income (loss)	6,875	196	>100.0	43,033	7,904	>100.0
Minority interest	40	—	N/A	65	(6)	(>100.0)
Loss (gain) on early extinguishment of debt	—	4,574	(100.0)	(7,903)	4,574	(>100.0)
Interest expense, net	(30,994)	(35,199)	(11.9)	(95,586)	(102,386)	(6.6)
Income tax benefit (expense)	212	120	76.7	537	(1,783)	(>100.0)

Loss from continuing operations	(23,867)	(30,309)	(21.3)	(59,854)	(91,697)	(34.7)
Loss from discontinued operations(a)	(3,671)	(20,736)	(82.3)	(20,621)	(249,201)	(91.7)

Net loss	$(27,538)	$(51,045)	(46.1)%	$(80,475)	$(340,898)	(76.4)%

(a)	Includes loss on asset impairments of $0.7 million and $16.3 million for the three months ended September 30, 2004 and 2003, respectively. Also includes loss on disposal of $2.2 million and $2.8 million for the three months ended September 30, 2004 and 2003, respectively. Includes loss on asset impairments of $6.3 million and $243.6 million for the nine months ended September 30, 2004 and 2003, respectively. Also includes loss on disposal of $13.8 million and $2.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Three months ended September 30, 2004 compared with the three months ended September 30, 2003

Continuing Operations Results

Our 75 properties in continuing operations include two properties acquired in 2004, three properties which we intend to dispose of, and nine properties in Florida that were significantly impacted by a series of four hurricanes in August and September 2004, with most of the damage resulting from Hurricane Charley. While we have comprehensive insurance coverage which includes replacement cost for property damage as well as business interruption coverage, operating results are impacted by these events. In order to provide useful information, where appropriate, this discussion includes comments on results for the company as a whole and comments that analyze just the 61 comparable hotels that were in normal operations for the current period and the prior year period. Specifically, nine Florida hotels impacted by the hurricanes, three hotels which we intend to dispose, and the two acquired hotels are excluded for purposes of comparing hotel performance period over period.

Total revenue. Total revenue increased in the third quarter of 2004 compared to the same period of 2003 by $7.8 million which is a 4.3% increase, of which $7.3 million represented room revenues reflecting a $1.03 increase in RevPAR. The increase was primarily from our two acquired properties as well as the result of the industry beginning to benefit from an increase in travel due to a general strengthening of the economy, partially offset by revenue losses from our hurricane impacted hotels.

For the 61 hotels with comparable operations, total revenue increased by $4.4 million or 2.9% for the third quarter of 2004 as compared to the third quarter of 2003. The increase in room revenue represents $4.0 million of the total increase which was primarily due to an increase in ADR of $5.34 and RevPAR of $2.53 (RevPAR increased $4.96 as adjusted for room nights out of service during the period due to renovations and the impact of the Florida hurricanes), which resulted from the general strengthening of the economy and lodging industry. Revenue growth was negatively impacted due to the short term effects of brand conversions and rooms out of service during renovations and as a result of the Florida hurricanes.

Hotel operating expenses. Hotel operating expenses increased $5.1 million or 6.5% in the third quarter of 2004 compared to the same period of 2003. The increase was attributable to a $2.4 million or 7.4% increase in rooms expense mainly due to the restoration of services with an emphasis on improving guest satisfaction, the impact of renovation-related costs, the impact of brand conversion costs and the effect of expenses of hotels acquired in 2004. Prior period results also reflect aggressive cost reductions in anticipation of economic impacts associated with the war in Iraq and associated tensions. Food and beverage expense also increased $2.8 million or 8.0% mainly due to the expenses of hotels acquired in 2004.

For the 61 hotels with comparable operations, rooms expense increased 3.0% with no appreciable change in margins when comparing room revenue to rooms expense. Food and beverage margins improved by 0.8% period over period as a result of programs to adjust menu pricing to offset increasing food and beverage costs.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	Corporate general and administrative expense was relatively flat during the third quarter of 2004 reflecting higher corporate operating expenses based on more complete staffing levels after the separation from Interstate Hotels and Resorts reduced by several adjustments which netted to approximately $1 million in the quarter. These include $4.5 million to reduce employee compensation costs due to the change in accounting treatment of an equity based compensation plan, partially offset by an adjustment in reserves for the resolution of prior year worker’s compensation and general liability claims costs related to the company’s hurricane insurance claims, and higher costs for complying with expanded public company regulatory requirements.

•	Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $ 1.0 million during the three months ended September 30, 2004 as compared to the same period in 2003 mainly due to increases in franchise fees and management fees as a result of increasing revenues, and the property operating costs associated with the two hotels acquired in 2004. Energy costs were stable due in part to a strategic program implemented in late 2003 which is designed to help us manage the increasingly volatile energy costs at our hotels.

•	Insurance expense decreased 5.8% for the three months ended September 30, 2004 as compared to the same period in 2003 primarily due to a reduction in property insurance premiums upon renewal which was partially offset by the costs associated with the two hotels acquired in 2004.

•	Depreciation and amortization expense increased $2.6 million or 11.2% for the three months ended September 30, 2004. The increase is due to depreciation on our properties acquired in 2004, partially offset by the effect of the write-off of deferred financing fees in 2003 related to early repayments of our debt securities.

•	Our hurricane cost recoveries represent a recovery of $13.1 million of hurricane related costs incurred. The entire $13.1 million recovery is recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations. Of our costs incurred, $7.8 million is also recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations, resulting in a $5.3 million net credit presented in this line. The remaining $5.3 million costs incurred are recorded within hotel operating expenses and other operating expenses. These costs incurred and corresponding recovery had no net impact on our operating income.

Loss on asset impairments. We recognized losses on asset impairments totaling $2.6 million and $21.0 million related to our assets planned for disposition during the three months ended September 30, 2004 and 2003, respectively. Of these total asset impairment losses, $0.7 million and $16.3 million for the three months ended 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during the three months ended September 30, 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during the three months ended September 30, 2003 due to our decision during that quarter to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets. Impairment charges were lower in 2004, as we did not have as many additional properties planned for disposition.

Gain on early extinguishment of debt. For the three months ended September 30, 2003, we recorded a gain on early extinguishment of debt of $4.6 million consisting of a $1.4 million gain on the purchase of $150.6 million of 4.75% convertible notes due in 2004, a $1.5 million gain on the purchase of $22.6 million of 8.75% notes payable to MeriStar Hospitality due 2007, and a $1.7 million gain on the exchange of $18 million of these same notes for stock. There was no early extinguishment of debt during the three months ending September 30, 2004.

Interest expense, net. Interest expense declined 11.9% in the third quarter of 2004 compared to the same period of 2003 primarily due to repurchases of higher interest bearing debt, incurrence of lower interest bearing debt, and the interest rate swap we entered into in April 2004.

Loss from discontinued operations

During the third quarter of 2004, we completed the disposal of three hotels in separate transactions for an aggregate of $14.5 million in cash and $11.1 million in reduction of debt, resulting in loss on disposal of $2.2 million. Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of September 30, 2004, we had one hotel classified as held for sale. Discontinued operations for the three months ended September 30, 2004 included impairment charges totaling $0.7 million related to the asset held for sale. Discontinued operations for the three months ended September 30, 2003 included impairment charges totaling $16.3 million.

As of June 30, 2004, we had classified a property in discontinued operations as that property had met the criteria to be classified as held for sale. During the third quarter of 2004, the expected sale did not close. As of September 30, 2004, the property no longer met the criteria to be classified as held for sale, and therefore has been reclassified into property and equipment. Upon the decision not to sell, the property was reclassified at its fair value, $7.9 million, which was less than its carrying value prior to being designated as held for sale. Depreciation was resumed as of September 30, 2004. Results of this hotel are now presented as a component of continuing operations for all periods presented as of September 30, 2004.

Nine months ended September 30, 2004 compared with the nine months ended September 30, 2003

Continuing Operations Results

Our 75 properties in continuing operations include two properties acquired in 2004, three properties which we intend to dispose of, and nine properties in Florida that were significantly impacted by a series of four hurricanes in August and September 2004, with most of the damage resulting from Hurricane Charley. While we have comprehensive insurance coverage which includes replacement cost for property damage as well as business interruption coverage, operating results are impacted by these events. In order to provide useful information, where appropriate, this discussion includes comments on results for the company as a whole and comments that analyze just the 61 comparable hotels that were in normal operations for the current period and the prior year period. Specifically, nine Florida hotels impacted by the hurricanes, three hotels which we intend to dispose of, and the two acquired hotels are excluded for purposes of comparing hotel performance period over period.

Total revenue. Total revenue increased $19.4 million for the nine months ended September 30, 2004 compared to the same period of 2003, primarily representing a RevPAR increase of $1.77, with part of the increase due to revenues from our two acquired properties and part of the increase due to the industry beginning to benefit from an increase in travel due to a general strengthening of the economy, partially offset by revenue losses from our hurricane impacted hotels. Current year revenues were also negatively impacted by the short term effects of rebranding and renovations at several hotels.

For the 61 hotels with comparable operations, total revenue increased by $13.8 million or 2.9% for the first nine months of 2004 as compared to the same period of 2003. The increase in room revenue accounted for $12.4 million of the total increase which was primarily due to an increase in ADR of $3.68 and RevPAR of $2.39 (RevPAR increased $4.33 as adjusted for room nights out of service during the period due to renovations and the impact of the Florida hurricanes), which resulted from the general strengthening of the economy and lodging industry. Revenue growth was negatively impacted due to the short term effects of brand conversions and rooms out of service during renovations and as a result of the Florida hurricanes.

Hotel operating expenses. Hotel operating expenses increased $14.6 million or 6.1% for the nine months ended September 30, 2004 compared to the same period of 2003. The increase was attributable to a 7.3% increase in rooms’ expense due to the restoration of services with an emphasis on improving guest satisfaction, the impact in 2004 of renovation-related costs, and the impact of brand conversion costs and the effect of expenses of hotels acquired in 2004. Prior period results reflect aggressive cost reductions in anticipation of economic impacts associated with the war in Iraq and associated tensions. Food and beverage expense also increased 6.3% as rapidly increasing food costs and labor expenses outpaced adjustments in menu pricing in addition to the effect of expenses of hotels acquired in 2004.

For the 61 hotels with comparable operations, rooms’ expense increased 6.1% with no appreciable change in the margins when comparing room revenue to room expense. Food and beverage margins decreased by 1.4% period over period as food costs and labor expenses outpaced adjustments in menu pricing during the first nine months of 2004.

Other operating expenses. Other operating expenses, which include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance, increased $7.0. million or 2.3%. Individual variations in these expenses were as follows:

•	Hotel general and administrative expenses increased by $5.0 million or 5.5% for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to a 8.5% increase in sales and marketing expense at the hotel level associated with new initiatives implemented in the first quarter of 2004, plus the incremental sales and marketing expenses incurred at the two hotels we acquired during 2004.

•	Corporate general and administrative expenses increased $0.9 million during the nine months ended September 30, 2004 reflecting higher corporate operating expenses based on more complete staffing levels after the separation from Interstate Hotels and Resorts reduced by several third quarter adjustments which netted to approximately $1.0 million. These include $4.5 million ($4.0 million year to date impact) to reduce employee compensation costs due to the adjustment in the accounting treatment of an equity based compensation plan, partially offset by an adjustment in reserves for the resolution of prior year worker’s compensation and general liability claims costs related to the company’s hurricane insurance claims, and higher costs for complying with expanded public company regulatory requirements.

•	Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $4.2 million or 4.7% during the nine months ended September 30, 2004 as compared to the same period in 2003. Of these expenses, $1.3 million were incurred at our two hotels acquired in 2004. The remainder of the increase was mainly due to an increase in repairs and maintenance as a result of a strategy to improve operating capabilities and longer term quality of our assets, increases in franchise fees and management fees as a result of increasing revenues and higher energy costs (due to colder weather in January and February 2004). The energy cost increase was partially mitigated by a strategic program implemented in late 2003, which is designed to help us manage the increasingly volatile energy costs at our hotels.

•	Insurance expense decreased 6.5% for the nine months ended September 30, 2004 as compared to the same period in 2003 primarily due to a reduction in property insurance premiums upon renewal completed in the three months ended June 30, 2004. Our current policy extends through April 2005.

•	Depreciation and amortization expense increased $5.2 million or 7.4% for the nine months ended September 30, 2004. The increase is principally due to depreciation on our properties acquired in 2004 plus an increase in the write-off of deferred financing fees in the nine months ended September 30, 2004 when compared to the year earlier period.

•	Our hurricane cost recoveries represent a recovery of $13.1 million of hurricane related costs incurred. The entire $13.1 million recovery is recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations. Of our costs incurred, $7.8 million is also recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations, resulting in a $5.3 million net credit presented in this line. The remaining $5.3 million costs incurred are recorded within hotel operating expenses and other operating expenses. These costs incurred and corresponding recovery had no net impact on our operating income.

Loss on asset impairments. We recognized losses on asset impairments totaling $10.0 million and $285.7 million related to our assets planned for disposition during the nine months ended September 30, 2004 and 2003, respectively. Of these total asset impairment losses, $6.3 million and $243.6 million for the nine months ended 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during the nine months ended September 30, 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during the nine months ended September 30, 2003 due to our decision early that year to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets. Impairment charges were lower in 2004, as we did not have as many additional properties planned for disposition.

Loss on early extinguishment of debt. For the nine months ended September 30, 2004, we recorded a loss on early extinguishment of debt of $7.9 million of which $6.2 million related to our repurchase of $99.6 million of our senior unsecured notes, and $1.7 million related to our redemption of $49.2 million of our senior subordinated notes. For the nine months ended September 30, 2003, we recorded a gain on early extinguishment of debt of $4.6 million consisting of a $1.4 million gain on the purchase of $150.6 million of 4.75% convertible notes due in 2004, a $1.5 million gain on the purchase of $22.6 million of 8.75% senior subordinated notes due 2007, and a $1.7 million gain on the exchange of $18 million of these same notes for stock.

Interest expense, net. Interest expense declined 6.6% during the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to repurchases of higher interest bearing debt, placement of lower interest bearing debt, and the interest rate swap we entered into in April 2004.

Loss from discontinued operations

During the nine months ended September 30, 2004, we completed the disposal of 18 hotels in separate transactions for an aggregate of $119.3 million in cash and $11.1 million in reduction of debt, resulting in a loss on disposal of $13.8 million. The loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of September 30, 2004, we had one hotel classified as held for sale. Discontinued operations for the nine months ended September 30, 2004 included impairment charges totaling $6.3 million related to the assets held for sale. Discontinued operations for the nine months ended September 30, 2003 included impairment charges totaling $243.6 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and acquisitions), and escrow requirements. We believe we currently have sufficient cash on hand, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. MeriStar Hospitality does not expect to pay a dividend on its common stock in 2004. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been significantly affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

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

On April 23, 2004, MeriStar Hospitality raised proceeds through the issuance and sale of 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to its effective shelf registration statement filed under the Securities Act of 1933. The offering closed on April 28, 2004 with net proceeds of approximately $72.3 million. In connection with this transaction, MeriStar L.P. Inc., a wholly-owned subsidiary of MeriStar Hospitality, contributed the net proceeds to us in exchange for the same number of common OP units.

During the nine months ended September 30, 2004, we disposed of primarily underperforming assets for $119.3 million in cash and $11.1 million in reduction of debt. These assets were largely upscale and midscale assets that do not fit with our upper upscale focus, were located in markets that are not strategically important to us or where we have multiple assets, had significant capital expenditure needs or produced insufficient cash flow or have lower growth opportunities. Proceeds were used to upgrade the existing portfolio through our asset renovation program or acquisition strategy, or to redeem debt.

As part of our acquisition strategy, on May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through closing on a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, including a loan that will yield a $5.8 million cumulative annual return and a 49.99% equity participation in the income and losses of the hotel. The investment was financed with cash on hand. The loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to a $150 million financial institution loan, but has priority over all equity interests. Our equity investment will not be consolidated into our results and will be accounted for under the equity method of accounting. As of September 30, 2004, we had paid a $7.5 million deposit related to this investment.

Through October 31, 2004, we have invested $95 million in our existing assets through our aggressive asset renovation program for our assets. We expect to invest a total of $125 million on capital expenditures in 2004.

As part of our strategy to manage our leverage, we have retired debt with higher interest rates and acquired debt with lower interest rates. During fiscal 2004, we have retired $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) by issuing 8.1 million common OP Units. In addition, we have purchased from available cash $99.6 million of our senior unsecured notes, including $25.8 million of the 10.5% notes, $29.5 million of the 9% notes and $44.3 million of the 9.125% notes. Following these exchanges and the repurchases, we had $34.2 million of outstanding 8.75% notes payable to Meristar Hospitality due 2007 and $850.4 million of outstanding senior unsecured notes.

As of September 30, 2004, we had $59.7 million of cash held in escrow, which was required by certain debt agreements and the interest rate swap agreement. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels, our ability to obtain timely capital reimbursements, and the fair value of our interest rate swap.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the nine months ended September 30 (in thousands):

	2004	2003	2004 vs. 2003
Operating activities	$5,844	$(5,279)	$11,123
Investing activities	(179,024)	75,359	(254,383)
Financing activities	60,723	166,609	(105,886)
Cash and cash equivalents, end of period – unrestricted	$117,787	$270,274	$(152,487)

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

We used a net $179.0 million of cash from investing activities during the first nine months of 2004, primarily due to:

•	$182.4 million for acquisition of hotels, net of cash acquired;

•	$85.6 million in capital expenditures (including $3.6 million of capitalized interest);

•	$7.5 million for a deposit on an investment in a hotel;

•	$17.2 million increase in cash restricted for mortgage escrows, partially offset by

•	$119.3 million of proceeds from the sale of 17 hotel assets.

Our investing activities provided a net $75.4 million of cash during the first nine months of 2003, resulting primarily from:

•	$42.1 million from Interstate Hotels for the payment of a note receivable; and

•	$74.5 million of proceeds from the sale of six hotel assets, partially offset by

•	$21.8 million in capital expenditures (including $2.4 million of capitalized interest); and

•	$18.0 million increase in cash restricted for mortgage escrows.

We realized a net $ 60.7 million in proceeds from financing activities during the first nine months of 2004 primarily due to proceeds from debt issuance, net of issuance costs, of $109.7 million, proceeds from common stock issuances of $72.3 million, partially offset by prepayments on long-term debt of $105.0 million, scheduled payments on long-term debt of $7.0 million and the purchase of limited partnership interests for $8.7 million. We generated a net $166.6 million of cash from financing activities during the first nine months of 2003 due mainly to $263.5 million from the issuance of new debt, net of issuance costs, $82.9 million from the issuance of common OP units (total proceeds of $95.3 million, including the October 2003 issuance of an additional 1.8 million units for $12.4 million), partially offset by $179.3 million in repayments of debt.

MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we and/or MeriStar Hospitality would seek to borrow additional funds or sell additional assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain MeriStar Hospitality’s qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as their board of directors deems relevant. Our senior credit facility permits the payment of dividends in order to maintain REIT qualification even if we fall below a 2 to 1 fixed charge coverage ratio. However, MeriStar Hospitality’s senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. As of September 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future. MeriStar Hospitality does not expect to pay a dividend on its common stock in 2004.

Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Senior unsecured notes due 2011 – 9.125%	$355,665	$400,000
Senior unsecured notes due 2008 – 9.0%	270,500	300,000
Senior unsecured notes due 2009 – 10.5%	224,187	250,000
Secured facility, due 2009	304,539	309,035
Secured facility, due 2013	99,680	100,765
Mortgage debt	125,762	27,011
Unamortized issue discount	(3,882)	(5,256)

	$1,376,451	$1,381,555
Fair value adjustment for interest rate swap	(2,343)	—

	$1,374,108	$1,381,555

Notes payable to MeriStar Hospitality	$207,930	$257,143
Unamortized issue discount	(272)	(670)

Notes payable to MeriStar Hospitality	$207,658	$256,473

Total long-term debt and notes payable to MeriStar Hospitality	$1,581,766	$1,638,028

As of September 30, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.39% after giving effect to the interest rate swap. Based on market prices at September 30, 2004, the fair value of our long-term debt was $1.66 billion.

Credit facility. On December 19, 2003, we entered into a new three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of September 30, 2004, we had no outstanding borrowings under this facility.

The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our new senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness. There are no ratings-based covenants in the facility.

Senior unsecured notes. During the nine months ended September 30, 2004, we repurchased from available cash $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

These senior unsecured notes are unsecured obligations of us and certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our common OP units, the issuance of any preferred equity, the payment of certain distributions, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of September 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194.3 million was available at September 30, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at September 30, 2004. We have the ability to lever assets within an unrestricted subsidiary, such as the mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Secured facilities. We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. We expect that net hotel NOI will remain below $57 million for the foreseeable future. As of September 30, 2004 and December 31, 2003, $33.9 million and $27.2 million, respectively, of cash was held in escrow under this provision. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels, they will release cash for all capital expenditures we have incurred from April 1, 2003 through the date of the amendment and future capital expenditures we incur on the 19 properties, subject to the servicer’s review and approval. Escrowed funds totaling approximately $25.0 million were available to fund capital expenditures under this provision as of September 30, 2004. In 2004, we received cash reimbursements of $12.8 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

The fair value adjustments for the interest rate swap agreement of net $(2.3) million that are discussed in further detail below are related to the outstanding secured facility balance of $304.5 million as of September 30, 2004.

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

The proceeds from the new borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. On October 15, 2004, the remaining $3.7 million balance of 4.75% notes payable to MeriStar Hospitality were repaid at maturity. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable to MeriStar Hospitality due 2007.

The 8.75% notes payable to MeriStar Hospitality due 2007 are unsecured obligations, and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

During the nine months ended September 30, 2004, we retired $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) through the issuance of 8,138,728 common OP units. We recorded a loss on early extinguishment of debt of $1.7 million.

Mortgage debt. As of September 30, 2004, we had three mortgage loans, two of which were incurred during the second quarter of 2004.

We financed a portion of the Marriott Irvine acquisition (see Asset Acquisitions below) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see

Asset Acquisitions below), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property was included in discontinued operations as of September 30, 2004.

Our other individual mortgage matures in 2011 and carries an interest rate of 9.0%.

Derivatives. On April 2, 2004, we entered into an interest rate swap arrangement with a third party to manage our interest rate risk related to our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount. We do not use derivative instruments for speculative purposes. Due to the fact that the notional amount of the swap matches the principal amount of the underlying debt and other hedge accounting criteria were met, the swap was designated as highly effective at the inception of the swap arrangement and designated as a fair value hedge. We continue to evaluate the effectiveness of the hedge and believe that the hedge continues to be highly effective.

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our consolidated statements of operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the three and nine months ended September 30, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $2.3 million liability as of September 30, 2004. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the three and nine months ended September 30, 2004, we earned cash payments of $1.5 million and $3.2 million, respectively, under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $8.7 million as of September 30, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. We will receive all remaining collateral upon maturity of the swap.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the three and nine months ended September 30, 2003, we recognized $0.6 million and $4.0 million, respectively, of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in those time periods. For the three and nine months ended September 30, 2003, we made cash payments on those swaps of $0.6 and $4.0 million, respectively. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

Asset Acquisitions

One of our key strategies is the acquisition of high quality, upper upscale full-service hotels strategically located in major urban markets or destination resorts with high barriers to entry. Our acquisitions may involve management contracts with hotel brands where our long-term investment focus makes us a preferred owner. We intend to acquire assets with strong existing cash flow and use moderate or no leverage in the near term to finance these potential acquisitions, thereby enabling us to improve our overall leverage and interest coverage levels. In pursuing this strategy, we may be somewhat limited by the terms of our senior note indentures, which limit our ability to obtain financing beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194.3 million was available at September 30, 2004, and $50 million of general indebtedness and other borrowings, of which the full amount was available at September 30, 2004, to the extent capacity exists within unrestricted subsidiaries) to acquire assets (as we are below the required fixed charge coverage ratio of 2 to 1). We have the ability to lever assets within an unrestricted subsidiary, such as the mortgage financing related to the acquisition of the Marriott Irvine. In order to incur additional indebtedness beyond that permitted by those limited exceptions, we would have to comply with the 2 to 1 fixed charge coverage ratio test on a pro forma basis after incurring the indebtedness and applying its proceeds. As of September 30, 2004, our fixed charge coverage ratio was significantly below 2 to 1.

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The Ritz-Carlton, Pentagon City luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. On June 30, 2004, we partially financed the acquisition through a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual rate of 5.80%. We financed the remainder of the acquisition cost with cash on hand.

The Marriott Irvine is operated by a subsidiary of Marriott International, Inc. under a long-term contract. We financed a portion of the acquisition with a $55.5 million fixed-rate mortgage loan, which is secured by this property, matures on July 1, 2011 and bears interest at an annual rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand. Because Marriott International, Inc. reports results in 13 four week periods during the year rather than the 12 monthly periods that we employ, we will include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the three and nine months ended September 30, 2004 and 2003 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenue	$190,776	$196,098	$637,518	$633,722
Net loss	(27,538)	(51,599)	(78,310)	(340,617)
Net loss per unit:
Basic and Diluted	$(0.31)	$(1.02)	$(0.96)	$(6.88)

The following is a summary of the preliminary combined allocation of the purchase price (in thousands).

Land	$14,677
Buildings and improvements	151,733
Furniture, fixtures and equipment	17,616
Intangible	987
Net working capital	1,435

Total purchase price	$186,448

On October 1, 2004, we acquired an interest in the landmark 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan as described above, under “Financial Condition, Liquidity and Capital Resources.”

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

Asset Dispositions

During 2003, we began executing one of our key short-term strategies, which is to reposition our portfolio by disposing of selected assets in order to begin repositioning our portfolio into one generally consisting of high-quality, upscale full service hotels with significant meeting space, located in urban or high-

end resort locations with high barriers to entry. Many of these assets were acquired as part of portfolios of assets.

We disposed of 33 hotels from January 1, 2003 through September 30, 2004, 11 of which were disposed of during the first quarter of 2004 for $74.1 million, four of which were disposed of during the second quarter of 2004 for $30.8 million, and three of which were disposed of during the third quarter of 2004 for $14.5 million in cash and $11.1 million in reduction of debt

As a result of a continuing review of assets planned for disposition and an expectation that a property would be sold significantly before the end of its estimated useful life, we recorded an impairment charge in the first nine months of 2004 of $3.7 million with respect to assets not classified as held for sale and $6.3 million with respect to assets held for sale. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. These estimates required us to make assumptions about the disposition prices that we expected to realize for each property as well as the timing of a potential disposition. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

We will continue to analyze our portfolio to determine if we should dispose of additional assets and recycle that capital into higher yielding investments. Any dispositions of additional assets may result in further impairment charges in future periods, if and when such transactions might be undertaken.

We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $13.3 million with respect to the 33 properties we have disposed of between January 1, 2003 and November 1, 2004. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Any obligations due under the termination provisions of the applicable contracts will be payable over a period of 48 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts.

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

The termination of the intercompany agreement eliminates the last element of our original “paper clip” relationship with Interstate Hotels.

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were included in our previously announced disposition program (which includes two of the 76 properties we owned as of September 30, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $0.5 million has been applied to terminations that have occurred in the third quarter of 2004.

Capital Expenditures

We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We invested $85.6 million for ongoing capital expenditures during the first nine months of 2004. We have initiated an aggressive renovation program for our assets and anticipate investing a total of $125 million on capital expenditures in 2004. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the anticipated industry recovery. The properties we are now marketing for sale typically have high per room capital expenditure requirements. Sales of these properties will allow us to recycle our capital spending dollars out of lower yielding investments into higher yielding opportunities.

OTHER FINANCIAL INFORMATION

Critical Accounting Policies

Our consolidated financial statements include the accounts of the Company, our subsidiaries, and our controlled affiliates. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

Our critical accounting policies include the accounting for the impairment or disposal of long-lived assets, the classification of properties as held for sale, and the accounting for the impact of the hurricane damage to Florida properties. Our hotel properties generally fall into two categories, held for use and held for sale. Our held for use properties may include those that we are actively marketing. Until such time as our criteria for held for sale are met, as described below in further detail, we maintain classification as an operational asset. At the time we determine an asset to meet the criteria noted below, we reclassify the asset and its operations to discontinued operations. All of our properties are subject to an impairment analysis whenever events or changes in circumstances indicate that the carrying value may be impaired.

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

The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. When we conclude that we expect to sell or otherwise dispose of an asset significantly before the end of its previously estimated useful life, we perform an impairment analysis on that asset (as is the case for assets we are considering for disposition). We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations. Based on current economic conditions and our continuing forecast and outlooks for future periods, we may be required in future periods to recognize additional impairment charges if circumstances indicate at that time that the carrying value of the assets may be impaired.

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

Accounting for the Impact of the Hurricane Damage to Florida Properties

During the 2004 hurricane season, four hurricanes caused substantial damage to nine of our hotels located in Florida, as well as damage to other properties. Most of the damage at these properties resulted from Hurricane Charley. The hurricane damage or evacuation orders at several properties also caused significant business interruption, including the necessary closure of certain hotels. We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans; while none of the properties were completely destroyed, several require substantial repair and reconstruction, and will remain closed until such repairs are complete. The extent of the net book value of the property damage has been preliminarily estimated to be at least $60 million, and we have recorded a net fixed asset write-off and corresponding insurance claim receivable for this amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged assets; however, we are still assessing the impact of the hurricanes on our properties, and actual damages could vary substantially from this estimate. Changes to this estimate will be recorded in the period in which they are determined.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply; moreover, no determination has been made as to the total amount or timing of those insurance payments and no assurance can be given as to whether those insurance payments will be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As a result of the damage caused by the hurricanes, our properties have experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for these income losses sustained. To the extent that, as a result of the hurricanes, we incur expenses related to the properties for which we are entitled to a recovery under the insurance policies, when it can be demonstrated that it is probable that such insurance recovery will be realized, a receivable is recognized and is reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved. This income recognition criterion may result in business interruption insurance recoveries being reported in a period subsequent to the period that we experience lost income from those properties, resulting in fluctuations in our net income that may be longer than normal.

Under this income recognition criteria, as of September 30, 2004, we have recorded a $73.1 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $10 million in insurance advances has been collected through September 30, 2004. We collected an additional $7.5 million advance in October 2004.

Of the $73.1 million receivable recorded, $60 million represents the write-down of net fixed assets, as discussed above. The remaining $13.1 million represents an anticipated recovery of costs incurred, and this recovery is recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations. Of our costs incurred, $7.8 million is also recorded in the “Hurricane cost recoveries, net of expenses” line on our Consolidated Statements of Operations, resulting in a $5.3 million net credit presented in this line. The remaining $5.3 million costs incurred are recorded within hotel operating expenses and other operating expenses. These costs incurred and corresponding recovery have no net impact on our operating income.

Off-Balance Sheet Arrangements

We have future ground lease obligations related to our consolidated entities and properties. The ground leases are accounted for as operating leases, and are expensed evenly over the lives of the leases. These leases exist at properties where we do not own the land associated with our hotel.

On October 1, 2004, we acquired an interest in the Radisson Lexington Avenue Hotel in Midtown Manhattan as described above, under “Financial Condition, Liquidity and Capital Resources.”

As of September 30, 2004, we were not involved in any other off-balance sheet arrangements.

Aggregate Contractual Obligations

We have future long-term debt obligations related to our consolidated entities and properties, as disclosed under “Financial Condition, Liquidity and Capital Resources.”

We may be obligated to pay Interstate Hotels termination fees with respect to properties that we sell. See “Financial Condition, Liquidity and Capital Resources-Asset Dispositions.”

The Managers operate our 76 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

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

As part of our asset renovation program, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $61 million over the next six months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On April 2, 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount.

We have designated the interest rate swap as a fair value hedge for financial reporting purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the secured facilities are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at September 30, 2004 was approximately a $2.3 million liability, which is included in the other liabilities line item on our consolidated balance sheet.

In conjunction with the interest rate swap, we have posted collateral of $8.7 million as of September 30, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. We will receive all remaining collateral upon maturity of the swap.

The table below provides information about our derivative financial instrument that is sensitive to changes in interest rates. The table presents contractual payments to be exchanged under the contract and weighted average interest rates by expected (contractual) maturity dates for our interest rate swap. Weighted average interest rates and notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average interest rates are based on implied forward rates in the yield curve as of September 30, 2004. The interest rate swap that we have entered into is strictly to hedge interest rate risk and not for trading purposes.

Expected Maturity Date

($ in millions)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value as of 9/30/04
Interest Rate Derivative
Interest Rate Swap
Fixed to Variable	$4.3	$2.3	$(0.1)	$(1.7)	$(2.9)	$(2.3)	$(0.4)	$(2.3)
Average pay rate	5.89%	7.07%	7.85%	8.45%	8.88%	9.18%
Average receive rate	8.01%	8.01%	8.01%	8.01%	8.01%	8.01%

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

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer, and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.2	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.6	By-Laws of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.8	By-Laws of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.4.2	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan (incorporated by reference to Exhibit 10.4.2 to our quarterly report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission on May 10, 2004).

10.10.1*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles.

13	Financial Statements of MeriStar Hospitality Corporation as of and for the three and nine months ended September 30, 2004. **

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. **

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. **

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. **

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. **

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P. **

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

MERISTAR HOSPITALITY FINANCE CORP.

MERISTAR HOSPITALITY FINANCE CORP. II

MERISTAR HOSPITALITY FINANCE CORP. III

BY:    MERISTAR HOSPITALITY CORPORATION

              ITS GENERAL PARTNER

By:	/s/ Donald D. Olinger
Donald D. Olinger
Executive Vice President and Chief Financial Officer and Duly Authorized Officer

Dated: November 9, 2004